Form 10-K
period 2010-03-31
Firefish, Inc
filed 2010-12-08
CIK 1445883

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 31, 2010

                                    Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _____________


                       Commission file number: 333-156637

                                 FIREFISH, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                            26-2515882
----------------------------------                       -----------------------
 State or other jurisdiction of                              I.R.S. Employer
  incorporation or organization                            Identification No.

              533 47th Road, 2nd Floor, Long Island City, NY 11101
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (718) 395-2606

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class registered                          Name of each exchange
                                                          on which registered
----------------------------------                      ------------------------
         Not Applicable                                      Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                  ------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
                                                                  Yes |_| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                             |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

--------------------------- -----------  -------------------------- -----------
Large accelerated filer       [___]      Accelerated filer              [___]
--------------------------- -----------  -------------------------- -----------
Non-accelerated filer         [___]      Smaller reporting company      [_X_]
(Do not check if a smaller
 reporting company)
--------------------------- -----------  -------------------------- -----------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant does not have an aggregate market value, since the common stock of the registrant does not trade on any market, at the time of this filing.

There were 9,866,665 shares outstanding of the registrant's Common Stock as of November 30, 2010.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1      Business..........................................................1

ITEM 1 A.   Risk Factors......................................................5

ITEM 1 B.   Unresolved Staff Comments.........................................15

ITEM 2      Properties........................................................15

ITEM 3      Legal Proceedings.................................................15

ITEM 4      Removed and Reserved..............................................15

                                      PART II

ITEM 5      Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities.................16

ITEM 6      Selected Financial Data...........................................16

ITEM 7      Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................17

ITEM 7 A.   Quantitative and Qualitative Disclosures About Market Risk........19

ITEM 8      Financial Statements and Supplementary Data.......................19

ITEM 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................19

ITEM 9 A.   Controls and Procedures...........................................19

ITEM 9 A(T) Controls and Procedures...........................................20

ITEM 9B     Other Information.................................................21

                                      PART III

ITEM 10     Directors, Executive Officers, and Corporate Governance...........21

ITEM 11     Executive Compensation............................................22

ITEM 12     Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters...................................23

ITEM 13     Certain Relationships and Related Transactions, and Director
            Independence......................................................24

ITEM 14     Principal Accounting Fees and Services............................25

                                     PART IV

ITEM 15     Exhibits, Financial Statement Schedules...........................26

SIGNATURES....................................................................27

NOTE ABOUT FORWARD-LOOKING STATEMENTS

THIS FROM 10-K CONTAINS FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS RELATING TO OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS, PLANS, OBJECTIVES, FUTURE PERFORMANCE AND BUSINESS OPERATIONS. THESE STATEMENTS RELATE TO EXPECTATIONS CONCERNING MATTERS THAT ARE NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS REFLECT OUR CURRENT VIEWS AND EXPECTATIONS BASED LARGELY UPON THE INFORMATION CURRENTLY AVAILABLE TO US AND ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES. ALTHOUGH WE BELIEVE OUR EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, THEY ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. BY MAKING THESE FORWARD-LOOKING STATEMENTS, WE DO NOT UNDERTAKE TO UPDATE THEM IN ANY MANNER EXCEPT AS MAY BE REQUIRED BY OUR DISCLOSURE OBLIGATIONS IN FILINGS WE MAKE WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FEDERAL SECURITIES LAWS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM OUR FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

THE FOLLOWING IS A SUMMARY OF SOME OF THE INFORMATION CONTAINED IN THIS DOCUMENT. UNLESS THE CONTEXT REQUIRES OTHERWISE, REFERENCES IN THIS DOCUMENT TO "FIREFISH," OR THE "COMPANY" ARE TO FIREFISH, INC.

OVERVIEW

Firefish was incorporated in the State of Nevada on April 29, 2008. Our principal offices are currently located at 533 47th Road, 2nd Floor, Long Island City, NY 11101. We occupy this office, which is leased by an officer and director of Firefish, Harshawardhan Shetty, on a rent free basis. Our current telephone number is (415) 359-5695. We have established a web site to test certain potential Internet offerings, including potential tutoring adjunct to our social networking platform (WWW.FIREFISH.CO.IN), which is not incorporated in and is not a part of this Annual Report on Form 10-K.

We are a start up education venture that intends to develop an online social networking portal with associated mobile device functionality targeted to young, lower middle class residents of India. We were originally started by an Indian engineer, our CEO Harshawardhan Shetty, to offer social networking services to young engineering professionals and engineering students in India, including connecting our network members with potential tutoring clients, job placements and professional development resources. We quickly realized that social networking, job placement and tutoring for engineers were barely scratching the surface of the underserved demographic in India in need of social networking services. We discovered that the need for social networking services and ancillary offerings was much bigger than just engineers and included virtually everyone in the 18-24 year old, lower-middle class demographic. Although we are still evaluating whether to offer job placement and tutoring services via our social networking portal, we intend for the bulk of the revenue and the bulk of the web development to be focused on developing a wide-ranging, robust social networking platform for our core demographic. Initially this portal will attract members through the educational offerings and partnerships we intend to develop with educational institutions, colleges and education NGOs (non-governmental organizations). The portal represents an opportunity for users to practice their English in a compelling social environment and to access the powerful features of social networking platforms via their mobile device. We intend to develop proprietary technology which will enhance the quality of community interaction amongst users of the portal and provide an expanding universe of social networking applications on the portal which will attract and delight users. We also intend to develop ancillary lines of business which will leverage our user base and/or developed expertise within our target market. We believe that there are a number of underserved communities in India who would be attracted to the types of services we are offering. This includes members of the large call center and business process outsourcing (BPO) community and younger engineering professionals and engineering students in India.

We anticipate that our revenues will be chiefly derived from sales of advertising and sponsorships of our Internet website, fees for premium services paid by our users and revenue sharing of fees from mobile telephone carriers for mobile users of our social networking portal.

We have developed a test website to help test certain of our concept services to the engineering community (WWW.FIREFISH.CO.IN). On this site, we have been testing one of our original concepts related to possible revenue streams from our social networking community on our website with an idea to: (1) connect US engineering students with qualified Indian engineering tutors; (2) provide India's leading companies with high-quality engineers; (3) provide a location for social networking within the engineering community; and (4) offer continuing education and certification for engineers; and (5) provide a host of social networking services to an expanded target audience within the same income demographic. We have not decided whether or not to continue with this particular feature of our website. A beta version of our social networking platform that forms the core of our service offering was made available in the Winter of 2009. We also have explored an English certification program to offer to members of our social networking community.

INDUSTRY BACKGROUND

Internet based social networking is a complex and evolving industry. Because this industry is relatively new, revenue models continue to evolve and the definition of what constitutes an Internet based social network continues to change and grow over time. The primary revenue source currently for social networking sites is sponsorship and advertising. We are pursuing a number of ancillary businesses to compliment the core revenue from our social networking business. As the social networking business model continues to develop across the Internet, we may add ancillary or complimentary offerings.

SOCIAL NETWORKING

Online  social  networking  has  matured as an industry  in recent  years.  On a typical social networking site, users create a profile and can search for and add contacts from the pool of other users with profiles. Some sites focus on a certain type of connection (such as classmates.com which focuses on connecting people who attended school together) or a certain interest (such as TheSocialGolfer.com) while others (such as Facebook) are more generalist. Popular players like MySpace and Facebook have made social networking commonplace among Americans. BeBo, MySpace, Facebook and Hi5 are the most popular sites in Europe, Orkut and Hi5 dominate in South and Central America and Friendster, Orkut and Cyworld are most popular in Asia. Advertising revenues on social networking sites have gone from essentially nothing to roughly $835 million over the course of 4 years. Social networking sites are particularly attractive places for web advertising since users post many details about themselves allowing advertising to be targeted at a carefully selected demographic.

MySpace  currently  has well over 100 million  users with  profiles and attracts
230,000 new users per day. MySpace was bought by News Corporation for $580 million in 2005. Facebook on the other hand remains a private company despite interest from Yahoo!, Google and others. In October 2006, Microsoft purchased a 1.6% stake in Facebook for $246 million.


FIREFISH OVERVIEW

We intend to develop an on-line social networking platform that appeals to our target demographic. Our target demographic consists of students, college graduates and career oriented members of the aspiring lower middle class who are 18-24 years old. Because our founder and CEO, Harshawardhan Shetty, an Indian engineer and MBA, has deep roots in the engineering, MBA and educational NGO space, we believe we will be able to recruit initial users for our social networking platform from these communities. We intend to offer all of the traditional features of social networking, including a mobile component, plus additional ancillary services that appeal to our specialized demographic. These ancillary services include English certification, job placement, placement as tutors and other services as they become practical.

SOCIAL NETWORKING

Social networking is the core of the Firefish community. This service will allow anyone in the world to create a profile and search for contacts. Planned features include chat, messaging, and picture upload. Users will be able to search for contacts by profession, school, and company. Although our social network will eventually be open to everyone, we intend to focus on Indian college students, engineering students, educational professionals and others within our core demographic of 18-24 year olds from the lower middle class. This demographic is highly desirable to advertisers and the costs to reach customers within this demographic, using traditional media, is high. Users include a great deal of personal information on their profiles, we hope to be able to attract a large amount of highly targeted web advertising. We believe that our focus on the 18-24 lower middle class professional demographic is what will distinguish us from other websites in India that all focus heavily on courting the upper middle class.

We expect the social networking aspect of Firefish to grow primarily by word-of-mouth as other social networking sites have. However, we intend to seed the Firefish community through planned partnerships with Indian Education Non-Governmental Organizations and with partnerships with schools, universities, corporations and other entities who we believe will assist us in signing up their constituents on to the Firefish platform.

COMPETITION

As Firefish's model of a demographically targeted social networking website with ancillary business lines in education is, to the best of our knowledge, unique, the Firefish business does not fit into one single industry. However, Firefish's chief competition comes from the social networking industry, which is rapidly growing. As a result, the number and sophistication of competitors are also rapidly growing. We hope to distinguish ourselves from these competitors by the combination of services we offer, the high quality of our website and technology, and our focus on our core demographic.

SOCIAL NETWORKING

Popular   players  like  MySpace  and  Facebook  have  made  social   networking
commonplace among Americans. BeBo, MySpace, Facebook and Hi5 are the most popular sites in Europe; Orkut and Hi5 dominate in South and Central America; and Friendster, Orkut and Cyworld are most popular in Asia.

MySpace was founded in 2003 and currently has well over 100 million users with profiles and attracts 230,000 new users per day. MySpace was bought by News Corporation for $580 million in 2005. In June 2006, MySpace was the most popular social networking site in the United States. According to comScore, MySpace was overtaken in April 2008 by its main competitor Facebook, based on monthly unique visitors. ComScore reports that Facebook attracted 132.1 million unique visitors in June 2008, compared to MySpace, which attracted 117.6 million.

Facebook on the other hand remains a private company despite interest from Yahoo!, Google and others. In October 2006, Microsoft purchased a 1.6% stake in Facebook for $246 million. Facebook was launched in 2004 and was initially available only to students at Harvard and then to students at any Ivy League school. It continued to expand its user base to any college student and now is available to anyone over the age of 13.

Bebo was founded in 2005 and is available in many countries including Ireland, Canada, the United States, the United Kingdom, New Zealand and Australia. Bebo was purchased (March 2008) by AOL for $850 million. Bebo has more than 40 million members worldwide and is the 3rd largest social networking site in the US after MySpace and Facebook.

Launched in 2003, hi5 is now one of the world's largest social networks -- ranked as a top 20 website globally and the #1 social network in 25 countries across Latin America, Europe, Asia and Africa. According to comScore, more than 56 million individuals every month visit hi5, which is currently available in 27 language options. Hi5 is a privately-held company, headquartered in San Francisco, California.

Orkut was developed by a Google employee and targeted at the US market but grew rapidly in popularity in India and Brazil. Today Orkut has around 120 million users and is based in Brazil. 53% of Orkut's users are in Brazil and 17% are in India. Orkut also gained popularity in the Middle East but has largely been blocked by the governments in this region.

Friendster was founded in 2002 in California. While initially popular in the US, its user base now is primarily in Asia with 39% of the site's traffic coming from the Philippines. It's estimated that 90% of internet users in the Philippines have a Friendster account. Friendster has more than 70 million users worldwide. Friendster was funded by Kleiner Perkins Caufield & Byers and Benchmark Capital in October 2003 with a reported valuation of $53 million.

Cyworld is a South Korean website founded in 1999 and purchased by SK Communications in 2003 for $8.5 million. Cyworld is popular in Asia generally but particularly in Korea. It's estimated that 90% of South Koreans between the ages of 20 and 29 have a Cyworld account. Overall, about 33% of the South Korean population has a Cyworld account. Cyworld launched its US version in August, 2006. One year after their US launch, Cyworld had about 250,000 American users.

INTELLECTUAL PROPERTY

We have not filed for any patent and/or copyright protection for our website, proprietary technologies and/or planned products. Presently we intend to rely on trade secret protection and/or confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite certain precautions taken by us, it may be possible for third parties to obtain and use our intellectual property without authorization. This risk may be increased due to the lack of any patent and/or copyright protection. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. Management will from time to time determine whether applying for patent and copyright protection is appropriate for us. We have no guarantee that, if filed, any applications will be granted or, if awarded, whether they will offer us any meaningful protection from other companies in our business. Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to awards for damages.

We cannot be certain that the website and our proprietary technologies will not infringe upon patents, copyrights or other intellectual property rights held by third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be able to be aware of potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim.

GOVERNMENT REGULATION

Our business, the website and our proprietary technologies may be subject to increasing regulation of content, consumer privacy, distribution and online hosting and delivery in the key territories in which we desire to conduct business. If we do not successfully respond to these regulations, our business may suffer. Legislation is continually being introduced that may affect both the content of proprietary technologies and their distribution as well as utilization of online game platforms. For example, data and consumer protection laws in the United States and Europe impose various restrictions on web sites. Those rules vary by territory although the Internet recognizes no geographical boundaries. Any one or more of these factors could harm our business by limiting the proposed features we plan on incorporating into the website and proprietary technologies, by limiting the size of the potential market for our products, and by requiring costly additional differentiation in the website and proprietary technologies for different territories to address varying regulations.

INTERNET WEBSITES

We have secured the rights to the Internet domain name WWW.FIREFISH.CO.IN. We do not have the financial resources to fully deploy and market this website at this time. We intend to more fully develop and market a fully functional, e-commerce website with the proceeds of this offering. Information on our website is not a part of this prospectus.

EMPLOYEES

We have no other employees other than our sole officer and director, Harshawardhan Shetty. Upon the successful completion of this offering, we intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. In order to develop and create our website, and the technology and software needed to meet the features and goal we have set for the website, we will need to hire an in house development team. We intend to hire these employees with the proceeds of this offering. We may also seek to rely on third party work for developers and other personnel to supplement and support the in-house team that we will hire. We plan to use Indian independent contract developers to address different technologies, languages and cultures and to provide the broadest based expertise for our markets. Management shall make the decision as to whether to use in-house or third party development resources based upon the creative and technical challenges of the area of development. We may also seek to evaluate any number of pre-market technologies that would allow Firefish to rapidly develop its main website technology and accelerate our time to market. If we believe such technologies would assist us in achieving our business plan we may acquire and/or license such technologies.

ITEM 1A.  RISK FACTORS
----------------------

                           FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO FIREFISH PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE FIREFISH ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: ABILITY OF FIREFISH TO IMPLEMENT ITS BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; FIREFISH LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS REGISTRATION STATEMENT OR IN OTHER OF FIREFISH FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FIREFISH IS UNDER NO OBLIGATION, TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


OUR ABSENCE OF OPERATING HISTORY AND EARLY DEVELOPMENT STAGE OF OUR COMPANY POSSESS SIGNIFICANT RISKS TO OUR ABILITY TO GENERATE REVENUE AND OPERATE SUCCESSFULLY

We have not generated any revenue from the products and services which we intend to develop and, if developed, market. We expect to generate all of our future revenues from the development and marketing of on-line social networking services, anciallary service offerings, sponsorships and advertising.

Accordingly, we have no operating history in implementing our business model upon which an evaluation of the Company and our prospects can be based and it is difficult or impossible for the Company to predict future results of operations. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stages of a new business enterprise, particularly companies in highly competitive markets. Since the Company is among many that have entered the social networking market, it faces competition. It also faces many risks specific to its business, which include those related to successfully developing the website and proprietary technology, successfully commercializing the website and proprietary technology, the need to manage existing and expanding operations, the continuing need to raise additional capital, the dependence upon and need to hire key personnel, and the need to increase spending to adequately market our social networking services. To address these risks, we must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade our technologies. We cannot provide any assurances that we will be successful in addressing such risks. The Company's failure to do so could have a material adverse effect on its business, prospects, financial condition and results of operations.

OUR PLANS ARE DEPENDENT UPON KEY INDIVIDUALS AND THE ABILITY TO ATTRACT QUALIFIED PERSONNEL TO BE SUCCESSFUL

In order to successfully develop the website, the Company will be dependent upon Harshawardhan Shetty. The loss of the foregoing individual could have a material adverse effect upon the Company's business prospects and prohibit the Company from successfully achieving its goals. Moreover our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. The competition for web developers, creative personnel and technical directors is especially intense because of the high demand for such individuals. If we are unable to hire, assimilate and retain such qualified personnel in the future, such inability would have a material adverse effect on our business, operating results and financial condition. The Company may also depend on Third party contractors and other partners to develop its website and proprietary technologies as well as any future enhancements thereto, if initially developed. There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with such Third parties. The failure to succeed in these endeavors will have a material adverse effect on the Company and its ability to consummate its business plans.

IF THE WEBSITE FAILS TO GAIN MARKET ACCEPTANCE, WE MAY NOT HAVE SUFFICIENT CAPITAL TO PAY OUR EXPENSES AND TO CONTINUE TO OPERATE

In the event that the Company successfully completes the development of the website, our ultimate success will depend on generating revenues from the advertisement placements on the website and sale of services through the website. The market for social networking services is subject to continually changing consumer and industry preferences and the frequent introduction of new websites. As a result, the website and proprietary technologies, even if developed, may not achieve and sustain market acceptance sufficient to generate revenues to cover our costs and allow us to become profitable or even continue to operate.

WEBSITE DEVELOPMENT SCHEDULES ARE LONG AND FREQUENTLY UNPREDICTABLE, AND WE MAY EXPERIENCE DELAYS IN INTRODUCING THE WEBSITE, WHICH MAY ADVERSELY AFFECT OUR ABILITY TO CONTINUE OUR OPERATIONS.

We have projected that the development cycle for version 1.0 of our website will be between 6 months and 1 year. If any unanticipated delay affects the release of version 1.0 of the website or any subsequent versions, we may not achieve anticipated revenues and may not have the capital necessary to continue operations.

WE MAY BE DEPENDENT ON THIRD PARTIES TO COMPLETE THE DEVELOPMENT OF THE WEBSITE AND PROPRIETARY TECHNOLOGIES, AND ANY INCREASED COSTS ASSOCIATED WITH THIRD PARTY DEVELOPERS OR ANY DELAY OR INTERRUPTION IN PRODUCTION WOULD NEGATIVELY AFFECT BOTH OUR ABILITY TO DEVELOP THE WEBSITE AND PROPRIETARY TECHNOLOGIES AND OUR ABILITY TO CONTINUE OUR OPERATIONS.

We may need to rely on third parties to complete the development of portions of the website and proprietary technologies. The costs associated with relying on third parties may increase our development costs and negatively affect our ability to operate. Since we have less control over a third party because we cannot control the developer's personnel, schedule or resources we may experience delays in finalizing the website. In addition aspects of the website and proprietary technologies may not match our expectations. If this happens we could lose anticipated revenues from the website and may not have the capital necessary to continue our operations. In addition we may be required to rely on certain technology that we will license from third parties, including technology that we integrate and use with our internally developed technology. We cannot provide any assurances that these third party technology licenses will be available to us on commercially reasonable terms. The inability to establish any of these technology licenses, or the loss of such licenses if established, could result in delays in completing our website and proprietary technologies until equivalent technology could be identified, licensed and integrated. Any such delays could materially adversely affect our business, operating results and financial condition.

WE FACE THE RISKS OF CHANGING CONSUMER AND INDUSTRY PREFERENCES AND UNCERTAINTY OF MARKET ACCEPTANCE OF OUR WEBSITE AND SERVICES.

Our social networking and ancillary services are new and evolving concepts. The level of demand and market acceptance of online tutoring, social networking and job placement in general, and of any one website in particular, are subject to a high degree of uncertainty. As consumer and industry preferences and trends evolve, there is a high degree of uncertainty about whether users will continue to value some or all of the key features which we intend to incorporate into the website. The failure of the marketplace to deem our features desirable may discourage use of our website and limit the ability of the Company to generate revenues. Further, tutoring and job placement from other sources, including phone tutoring and employment recruiters, among others, could erode the growth of the online tutoring and job placement industries. Furthermore, it is unclear whether the marketplace will accept a website which combines tutoring and job placement services as this model has not yet been attempted to the best of our knowledge. A decline in the popularity of online tutoring and job placement in general or a lack of marketplace acceptance of our model will likely have a materially adverse affect on our business and prospects.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY AND COMPETE AGAINST MANY LARGE COMPANIES

Many companies worldwide are dedicated to social networking and ancillary services related to social networking. We expect more companies to enter both industries. Our competitors in both industries vary in size from small companies to very large companies with dominant market shares and substantial financial resources. The Company's website will be in competition with these companies and others. Many of our competitors have significantly greater financial, marketing and development resources than we have. As a result, we may not be able to devote adequate resources to develop, acquire or license new technologies, undertake extensive marketing campaigns, adopt aggressive pricing policies or adequately compensate our developers to the same degree as certain of our competitors.

As the social networking and ancillary industries in many of our proposed markets are relatively new and rapidly evolving, our current or future competitors may compete more successfully as the industry matures. In particular, any of our competitors may offer products and services that have significant performance, price, creativity and/or other advantages over our website and technologies. These products and services may significantly affect the demand for our services, assuming we are successful in developing our website. In addition, any of our current or future competitors may be acquired by, receive investments from or enter into other strategic relationships with larger, longer-established and better-financed companies and therefore obtain significantly greater financial, marketing and technology licensing and development resources than we have. If we are unable to compete effectively in our principal markets, our business, financial condition and results of operations could be materially and adversely affected.

OUR MANAGEMENT HAS NO EXPERIENCE IN OUR RELATIVELY NEW INDUSTRY, WHICH MAY MAKE IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS PROSPECTS

Our senior management and employees do not have any direct experience in the social networking and ancillary businesses. There can be no assurance that such employees will be successful in working together to develop the website and proprietary technologies. In addition, the social networking and ancillary industries are relatively new. Only a limited number of companies have successfully commercialized such services on an international scale. You must consider our business prospects in light of the risks and difficulties we will encounter in the future in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could materially harm our proposed business prospects, financial condition and results of operations.

UNDETECTED PROGRAMMING ERRORS OR FLAWS IN OUR WEBSITE AND PROPRIETARY TECHNOLOGIES COULD HARM OUR REPUTATION OR DECREASE MARKET ACCEPTANCE OF THE WEBSITE AND SERVICES OFFERED, WHICH WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS PROSPECTS, REPUTATION, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The website and proprietary technologies may contain programming errors or flaws, which may become apparent only after its release. In addition, the website and proprietary technologies may be developed using programs and engines developed by and/or licensed from third party vendors, which may include programming errors or flaws over which we have no control. If our users have a negative experience with the website and proprietary technologies related to or caused by undetected programming errors or flaws, they may be less inclined to continue or resume use of our services or recommend our services to other potential users. This could materially and adversely affect our business, financial condition and results of operations.

UNEXPECTED NETWORK INTERRUPTIONS, SECURITY BREACHES OR COMPUTER VIRUS ATTACKS COULD HARM OUR BUSINESS

Should the website and proprietary technologies be successfully developed, the Company will be required to develop, and maintain a substantial computer network infrastructure. Any failure to maintain satisfactory performance, reliability, security and availability of such network infrastructure, whether maintained by us or by third parties, may cause significant harm to our ability to attract and maintain users for our services. Major risks relating to any such future network infrastructure include:

     o any breakdowns or system failures, including from fire, flood, earthquake, typhoon or other natural disasters, power loss or telecommunications failure, resulting in a sustained shutdown of all or a material portion of our servers; and

     o any security breach caused by hacking, loss or corruption of data or malfunctions of software, hardware or other computer equipment, and the inadvertent transmission of computer viruses.

Any of the foregoing factors could reduce a future users' satisfaction, harm our business and reputation, have a material adverse effect on our financial condition and results of operations.

OUR LACK OF PATENT AND/OR COPYRIGHT PROTECTION AND ANY UNAUTHORIZED USE OF THE WEBSITE AND/OR PROPRIETARY TECHNOLOGIES BY THIRD PARTIES, MAY ADVERSELY AFFECT OUR BUSINESS

We have not filed for any patent and/or copyright protection for our website, planned proprietary technologies and/or planned products. Presently we intend to rely on trade secret protection and/or confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite certain precautions taken by us, it may be possible for third parties to obtain and use our intellectual property without authorization. This risk may be increased due to the lack of any patent and/or copyright protection. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. Management will from time to time determine whether applying for patent and copyright protection is appropriate for us. We have no guarantee that, if filed, any applications will be granted or, if awarded, whether they will offer us any meaningful protection from other companies in our business. Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to awards for damages.

WE MAY BE SUBJECT TO CLAIMS WITH RESPECT TO THE INFRINGEMENT OF INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH COULD RESULT IN SUBSTANTIAL COSTS AND DIVERSION OF OUR FINANCIAL AND MANAGEMENT RESOURCES

We cannot be certain that the website and proprietary technologies will not infringe upon patents, copyrights or other intellectual property rights held by third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be able to be aware of potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim. Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business, financial condition and results of operations.

OUR BUSINESSES MAY BE ADVERSELY AFFECTED BY DEVELOPMENTS IN THE INDIAN ECONOMY.

Even if the website and proprietary technologies are successfully developed and obtain market acceptance, of which there can be no assurance, our future performance will depend in large part on the future economic conditions in India. Accordingly, our business, financial condition, results of operations and prospects are subject to the economic, political, legal and regulatory conditions and developments in India. Any decline in the general economy of India or concern about an imminent decline could delay decisions by prospective customers to make initial evaluations of, or purchases of, our products. Any reduction of or delays in expenditures would harm our business. Adverse developments in the Indian markets may have an adverse effect on the number of our subscribers and results of operations, which could have a material adverse effect on our business.

BECAUSE OUR WEBSITE, PRODUCTS AND SERVICES HAVE NOT YET BEEN CREATED WE HAVE NO NAME RECOGNITION, WHICH MAY PREVENT US FROM GENERATING REVENUES, WHICH WILL REDUCE THE VALUE OF YOUR INVESTMENT.

Because we are a new company with new products and we have not conducted any significant advertising, there is little or no recognition of the Firefish brand name. However, substantially all of the company's future revenues are expected to be derived from our website. Accordingly, broad acceptance by customers of the Company's website, services and proprietary technologies are critical to the Company's future success. Because our lack of name recognition, potential users of our products or joint venture partners may purchase products other than ours that have brand recognition in the market and we may be unable to generate sufficient revenues to meet our expenses or meet our business plan objectives, which will reduce the value of your investment.

IF WE ARE UNABLE SUCCESSFULLY TO MANAGE GROWTH, OUR OPERATIONS COULD BE ADVERSELY AFFECTED.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to raise funds, to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development or production delays as we seek to meet increased demand for our products. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

OUR FUTURE GROWTH IS LARGELY DEPENDENT UPON OUR ABILITY TO DEVELOP TECHNOLOGIES THAT ACHIEVE MARKET ACCEPTANCE WITH ACCEPTABLE MARGINS.

Our future growth rate depends upon a number of factors, including our ability to: identify emerging technological trends in our target end-markets; develop and maintain competitive products; create our website and proprietary technologies with innovative features that differentiate our products from those of our competitors; and develop, manufacture and bring products to market quickly and cost-effectively. Our ability to develop the website and proprietary technologies will require substantial technological innovation and requires the investment of significant resources. These development efforts may not lead to the development of the website and/or proprietary technologies on a timely basis or that meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products may not develop or grow as we anticipate. The failure of our products to gain market acceptance or their obsolescence due to more attractive offerings by competitors could significantly reduce our revenues and adversely affect our business, operations and financial results.

WE WILL BE DEPENDENT UPON ADVERTISING REVENUE AS THE INITIAL SOURCE OUR REVENUE.

We expect that advertising revenue will be a significant source of revenue in the foreseeable future, although we intend to reduce our dependence on it by attempting to develop ancillary business offerings to our core social networking services. Advertising contracts are often short-term and/or terminable by the advertiser at any time with little notice. Thus, we have no assurance that we will be able to obtain, and if obtained, retain advertising contracts. Our ability to generate advertising revenue will, in addition to the successful completion of our website and proprietary technologies, depend on several factors, including:

     The continued development of the Internet as an advertising medium;

     The pricing of advertising on other Internet sites;

     The amount of traffic;

     Pricing pressures, delays and new product launches;

     Our  ability  to  achieve,   demonstrate   and  maintain   attractive  user
     demographics;

     Our ability to develop and retain a skilled advertising sales force.

WE MAY INCUR SUBSTANTIAL UNANTICIPATED COSTS RELATED TO OUR WEBSITE AND PROPRIETARY TECHNOLOGIES

Due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications we may be required to change the current plans for our website and proprietary technologies. Therefore, we cannot provide any assurances that the website and proprietary technologies can be completed within our projections. In case of budget over-runs and additional expansions, we may choose to finance such capital expenditures through the issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. If we choose to seek financing for such expenditures, we cannot provide any assurances that such financing will be available on terms reasonably acceptable to us or at all.

ANY CAPACITY CONSTRAINTS OR SYSTEM DISRUPTIONS COULD HAVE A MATERIAL ADVERSE EFFECT

Our business will rely significantly on Internet technologies and infrastructure. Therefore, the performance and reliability of our Internet sites and network infrastructure will be critical to our ability to attract and retain users, advertisers, merchants and strategic partners. Any system error or failure, or a sudden and significant increase in traffic, may result in the unavailability of sites and significantly delay response times. Individual, sustained or repeated occurrences could result in a loss of potential or existing users, advertisers or strategic partners. In addition, because our advertising revenue is expected to be directly related to the number of advertisements it delivers to users, system interruptions or delays would reduce the number of impressions delivered and thereby reduce its revenue. Our systems and operations will be vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, telecommunications failures and computer hacking. We will also rely on Web browsers and online service providers to provide Internet access to its sites. There can be no assurance that we will be able to expand its network infrastructure, either itself or through use of third-party hosting systems or service providers, on a timely basis sufficient to meet demand. We may also have to build redundant facilities or systems, produce a formal disaster recovery plan and possibly obtain sufficient business interruption insurance to compensate for losses that may occur. Any interruption to its systems or operations could have a material adverse effect on company's business and its ability to retain users, advertisers and strategic partners. Currently, the Company does not have the above-stated plans in place.

NATURAL DISASTERS CAN AFFECT OUR BUSINESS IN A NEGATIVE MANNER

The Company's operations and services depend on the extent to which its computer equipment and the computer equipment of its third-party network providers is protected against damage from fire, earthquakes, power loss, telecommunications failures, and similar events.

Despite precautions taken by the Company and its third-party network providers, over which it has no control, a natural disaster or other unanticipated problems at its headquarters or a third-party provider could cause interruptions in the services that it provides. If disruptions occur, the Company may have no means of replacing these network elements on a timely basis or at all. The Company does not currently maintain fully redundant or back-up Internet services or backbone facilities or other fully redundant computing and telecommunications facilities. Any accident, incident, system failure, or discontinuance of operations involving our network or a third-party network that causes interruptions in our operations could have a material adverse effect on its ability to provide services to its customers and, in turn, on its business, financial condition, and results of operations.

OUR BUSINESS WILL BE DEPENDENT UPON BROADBAND CARRIERS

The Company will rely on broadband providers to provide high speed data communications capacity to our customer. The Company may experience disruptions or capacity constraints in these Broadband services. If disruptions or capacity constraints occur, the Company may have no means of replacing these services, on a timely basis or at all. In addition, broadband access may be limited or unavailable in certain areas, thereby reducing our potential market.

RISKS OF INTERNATIONAL OPERATIONS

The Company intends to develop and market its products in India. India has technology and online industries that are less well developed than in the United States.

There are certain risks inherent in doing business in international markets, which apply to India, such as the following:

     Uncertainty of product acceptance by different cultures;

     Unforeseen changes in regulatory requirements;

     Difficulties in staffing and managing multinational operations;

     State-imposed restrictions on the repatriation of funds;

     Currency fluctuations;

     Difficulties in finding appropriate foreign licensees or joint venture partners;

     Potentially adverse tax consequences;

     Less stringent and/or narrower intellectual property protection.

There is a risk that these factors will have an adverse effect on our ability successfully to operate internationally and on our results of operations and financial condition.

ACQUISITION AND INVESTMENT STRATEGY MAY NOT BE SUCCESSFUL AND COULD ADVERSELY AFFECT ITS BUSINESS

In the future, the Company may acquire additional products, technologies or businesses, or enter into joint venture arrangements for the purpose of complementing or expanding our business or we may make investments in a new unrelated businesses, products, services or technologies. There can be no assurance that it will be able to identify suitable acquisition or investment candidates. Even if it does identify suitable candidates, there can be no assurance that it will be able to make such acquisitions or investments on reasonable commercial terms or successfully assimilate personnel, operations, products, services or technologies into its operations. This could disrupt its ongoing business, distract the management and employees, increase its expenses, including amortization of goodwill, and materially and adversely affect its financial condition and results of operations. Furthermore, the incurrence or issuance of debt or equity securities may be attributed to the Company to fund any future acquisitions.

THE OWNERSHIP BY THE COMPANY'S OFFICERS AND DIRECTORS OF A LARGE AMOUNT OF OUR COMMON STOCK MAY LIMIT MINORITY SHAREHOLDERS' ABILITY TO INFLUENCE CORPORATE AFFAIRS.

Our officers and directors and their affiliates currently own an aggregate of 6,666,666 shares. Assuming that no options and warrants are exercised the Company would have outstanding 9,822,221 shares of common stock. In such event our officers and directors would own approximately 67.9% of our outstanding common stock and be in a position to significantly affect all matters requiring shareholder approval, including the election of directors. The interests of our officers and directors may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding their decisions. This level of control may also have an adverse impact on the market value of our shares because they may institute or undertake transactions, policies or programs that result in losses, may not take steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

AS A PUBLIC COMPANY, WE WILL INCUR SUBSTANTIAL EXPENSES.

If we are able to have our shares quoted on the Over the Counter Bulletin Board, we will then become subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. Recent SEC regulation, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, has also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC reporting company. If we do not have current information about our company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if we were privately-held. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

WE MAY BE EXPOSED TO POTENTIAL RISKS RESULTING FROM NEW REQUIREMENTS UNDER THE SARBANES-OXLEY ACT OF 2002.

In addition to the costs of compliance with having our Shares listed on the OTCBB, there are substantial penalties that could be imposed upon us if we fail to comply with all of regulatory requirements. In particular, under the Sarbanes-Oxley Act of 2002 we may be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. Furthermore, our independent registered public accounting firm may be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

IF A MARKET FOR OUR SHARES DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

A market for our shares may never develop. We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board, upon the raising of additional funds. However, our shares may never be traded on the bulletin board, or, if traded, a public market may not materialize. If our shares are not traded on the bulletin board or if a public market for our shares does not develop, shareholders may not be able to re-sell the shares of our shares that they have purchased and may lose all of their investment.

BECAUSE WE DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE.

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time.

BECAUSE WE WILL BE SUBJECT TO THE "PENNY STOCK" RULES IF THE SHARES ARE QUOTED ON THE OVER-THE-COUNTER BULLETIN BOARD, THE LEVEL OF TRADING ACTIVITY IN THE SHARES MAY BE REDUCED.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on FINRA). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and shareholders may find it difficult to sell their shares.

ANY TRADING MARKET THAT MAY DEVELOP MAY BE RESTRICTED BY VIRTUE OF STATE SECURITIES "BLUE SKY" LAWS TO THE EXTENT THEY PROHIBIT TRADING ABSENT COMPLIANCE WITH INDIVIDUAL STATE LAWS.

These restrictions may make it difficult or impossible to sell Shares in those states. There is no public market for the Shares, and there can be no assurance that any public market will develop in the foreseeable future. Transfer of the Shares may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "BLUE SKY" laws. Absent compliance with such individual state laws, the Shares may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the "BLUE SKY" laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state "BLUE SKY" law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of the Shares. We may not be able to qualify securities for resale in states that do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, shareholders should consider the secondary market for our securities to be a limited one.

OUR ARTICLES OF INCORPORATION PROVIDE FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS AT OUR EXPENSE AND LIMIT THEIR LIABILITY, WHICH MAY RESULT IN A MAJOR COST TO US AND HURT THE INTERESTS OF OUR SHAREHOLDERS BECAUSE CORPORATE RESOURCES MAY BE EXPENDED FOR THE BENEFIT OF OFFICERS AND/OR DIRECTORS.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us, therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is are likely to materially reduce the market and price for our shares, if such a market ever develops.

IF A MARKET DEVELOPS FOR OUR SHARES, SALES OF OUR SHARES RELYING UPON RULE 144 MAY DEPRESS PRICES IN THAT MARKET BY A MATERIAL AMOUNT.

All of the currently outstanding shares of our Common Stock are "RESTRICTED SECURITIES" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding Common Stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an "AUTOMATED QUOTATION system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of two years. Presently shares of restricted Common Stock held by non-affiliates of the Company may be sold, subject to compliance with Rule 144 six months after issuance. Sales under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. We cannot predict whether the proposed rule will be adopted, and if adopted, what its final provisions will be and how it will affect our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.

ITEM 2.  PROPERTIES
-------------------

We do not own any property, real or otherwise. Our principal offices are currently located at 533 47th Road, 2nd Floor, Long Island City, NY, 11101. We occupy this office, which is leased by an associate of Harshawardhan Shetty, on a rent free basis. Upon successful completion of this offering we intend to secure our own space.

We do not have any investments or interests in any real estate. Our company does not invest in real estate mortgages, nor does it invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings, nor are we aware of any governmental authority contemplating any legal proceeding against us.


ITEM 4.  REMOVED AND RESERVED.
------------------------------

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

MARKET INFORMATION

There is no public trading market for the common stock.

HOLDERS

There are approximately 40 holders of record of Firefish's common stock as of March 31, 2010.

TRANSFER AGENT

Our transfer agent is Pacific Stock Transfer of 500 E. Warm Springs Road, Suite 240, Las Vegas, NV 89119.

DIVIDEND POLICY

Holders of Firefish's common stock are entitled to receive such dividends as may be declared by the Company's board of directors. The Company has not declared or paid any dividends on the Company's common shares and it does not plan on declaring any dividends in the near future. The Company currently intends to use all available funds to finance the operation and expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

Since our inception in April 2008, the Registrant has issued the following shares of Common Stock, Common Stock purchase Warrants and Options to purchase our Common Stock:

On April 30, 2008 the Company issued 6,666,666 shares of Common Stock to Harshawardhan Shetty for an aggregate purchase price of $6,667.

On June 30, 2008 the Company issued 3,155,555 shares of Common Stock in a private placement for an aggregate purchase price of $160,000 or $0.05 per share.

On June 30, 2008 the Company issued Warrants to purchase an additional 1,000,000 shares of Common Stock exercisable at $.45 per share to Genesis Venture Fund India I, LP for an aggregate purchase price of $10,000.00.

All of the above offerings and sales were deemed to be exempt under Section 3(b), 4(2) and/or rule 506 of Regulation D of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company and/ or its executive officers or directors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. No underwriting discounts or commissions were paid in connection with the sale of such securities.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED HEREIN. IN CONNECTION WITH, AND BECAUSE WE DESIRE TO TAKE ADVANTAGE OF, THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WE CAUTION READERS REGARDING CERTAIN FORWARD LOOKING STATEMENTS IN THE FOLLOWING DISCUSSION AND ELSEWHERE IN THIS REPORT AND IN ANY OTHER STATEMENT MADE BY, OR ON OUR BEHALF, WHETHER OR NOT IN FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FORWARD-LOOKING STATEMENTS ARE STATEMENTS NOT BASED ON HISTORICAL INFORMATION AND WHICH RELATE TO FUTURE OPERATIONS, STRATEGIES, FINANCIAL RESULTS OR OTHER DEVELOPMENTS. FORWARD LOOKING STATEMENTS ARE NECESSARILY BASED UPON ESTIMATES AND ASSUMPTIONS THAT ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL AND MANY OF WHICH, WITH RESPECT TO FUTURE BUSINESS DECISIONS, ARE SUBJECT TO CHANGE. THESE UNCERTAINTIES AND CONTINGENCIES CAN AFFECT ACTUAL RESULTS AND COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD LOOKING STATEMENTS MADE BY, OR ON OUR BEHALF. WE DISCLAIM ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS.

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF MARCH 31, 2010, AND FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD THEN ENDED, INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

PLAN OF OPERATIONS

We were incorporated in Nevada in April 2008. We are a development stage company and have had limited business operations. For the period from inception through March 31, 2010, we have concentrated our efforts on developing a business plan which is designed to allow us to create our website and proprietary technologies for use on our website. Those activities included, but were not limited to, securing initial capital in order to fund the development of the pilot version of our website, developing our business plan, and other pre-marketing activities.

We will need substantial additional capital to support our proposed operations. We have had only minimal revenues. We have NO committed source for any funds as of date here. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve revenue, and could fail in business as a result of these uncertainties.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED MARCH 31, 2010 COMPARED TO THE YEAR ENDED MARCH 31, 2009

During the year ended March 31, 2010 we recognized revenues of $42,787 from our operational activities which included consulting engagements under contractual agreements during its development stage that may not be directly related to the projected on-going business of the Company. During the year ended March 31, 2009, we recognized $9,000 in revenue from these activities.

During the year ended March 31, 2010, we incurred an operational loss of $98,437 compared to an operational loss of $65,968 during the year ended March 31, 2009. During the year ended March 31, 2010, we incurred total operating expenses of $141,224 compared to $74,968 during the year ended March 31, 2009. The increase of $66,256 was a result of the $27,398 increase in software development costs combined with a $38,858 in general and administrative expenses.

During the year ended March 31, 2010, we incurred a net loss of $98,437 compared to $65,968 during the year ended March 31, 2009. The increase of $32,469 was a result of the $66,256 in operational expenses offset by a $33,787 increase in revenues.

LIQUIDITY

At March 31, 2010, the Company has total current assets of $58,697, consisting of $49,697 in cash and $9,000 in accounts receivable. At March 31, 2010, the Company has current total liabilities of $9,866 consisting of $9,866 in accounts payable and accrued expenses of which $8,900 is owed to related parties.

During the year ended March 31, 2010, the Company recognized a net loss of $98,437, which was adjusted for non-cash items of $21,000 in contributed capital expenses paid by Zoma Ventures, LLC and $5,557 in foreign currency translation expenses. During the year ended March 31, 2010, the Company used $74,521 in its operational activities.

During the year ended March 31, 2009, the Company used $52,449 in its operational activities. During the year ended March 31, 2010, the Company recognized a net loss of $65,968, which was adjusted for non-cash items of $15,000 in contributed capital expenses paid by Zoma Ventures, LLC and $4,988 in foreign currency translation expenses.

During the years ended March 31, 2010 and 2009, the Company did not use nor receive funds from its investing activities.

During the year ended March 31, 2010, the Company did not use or receive funds from its financing activities compared to year ended March 31, 2009, in which the Company received $176,667 from its financing activities.

During the year ended March 31, 2009, the Company received $6,667 from one of its executive officers for purchase of 6,666,666 founder shares.

During the year ended March 31, 2009, the Company received $160,000 from an entity owned by one of the Company's officers for the purchase of 3,155,555 common shares plus $10,000 for a warrant to purchase 1,000,000 common shares at an exercise price of $0.45 per share with a 24 month term.

SHORT TERM.

On a short-term basis, the Company has not generated any revenue or revenues sufficient to cover operations. Based on prior history, the Company will continue to have insufficient revenue to satisfy current and recurring liabilities as it continues exploration activities. For short term needs the Company will be dependent on receipt, if any, of offering proceeds.

CAPITAL RESOURCES

The Company has only common stock as its capital resource.

Firefish has no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for advertising and website development.

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet its cash needs. The Company will have to seek loans or equity placements to cover such cash needs.

No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to Firefish to allow it to cover the Company's expenses as they may be incurred.

The Company will need substantial additional capital to support its proposed operations. The Company has HAD minimal revenues and has a short history of generating revenues. The Company has NO committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve revenues, and could fail in business as a result of these uncertainties.

There is no assurance that the Company will achieve additional monies or financing will be available in the future or, if available, will be at favorable terms. In the event that the Company is unable to raise funds through the sale of its shares, the Company will have substantially less funds available to engage in its operational activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. The Company's cash holdings do not generate interest income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of Firefish, Inc. for the years ended March 31, 2010 and 2009, and the period from April 29, 2008 (inception) through March 31, 2010, appear as pages F-1 through F-13, at the end of the document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

On August 17, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm, due to the revocation of their registration with the Public Accounting Oversight Board ("PCOAB".) On the same date, August 17, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant's new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended December 31, 2008, a going concern qualification in the registrant's audited financial statements.

During the registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore and Associates, Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2010 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were ineffective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

ITEM 9A(T). CONTROLS AND PROCEDURES
-----------------------------------

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Firefish's management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

     (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended March 31, 2010. The Company believes that internal control over financial reporting is effective. The Company has not identified any current material weaknesses considering the nature and extent of its current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------

The following table sets forth information as to persons who currently serve as FireFish, Inc. directors or executive officers, including their ages as of March 31, 2010.

              NAME                   AGE                 POSITION
--------------------------------- ---------- ----------------------------------
Harshawardhan Shetty                  35     President, Chief Executive Officer,
                                             Principal Financial and Accounting
                                             Officer and Director

TERM OF OFFICE

Our Directors are appointed for an initial term of one year or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board or the Shareholders of the Company. We may have staggered terms when the number of directors increase to seven or more.

SIGNIFICANT EMPLOYEES

We have one significant employee: Harshawardhan Shetty, who serves as our President and CEO. We have a written employment agreement with Mr. Shetty.

BIOGRAPHICAL INFORMATION

HARSHAWARDHAN SHETTY, SOLE OFFICER AND DIRECTOR SINCE 2008

Presently, Mr. Shetty is the full-time sole officer and director of Firefish. Prior to his founding Firefish in April of 2008, Mr. Shetty was employed as an Investment Banker in the Media and Telecommunications franchise of Citigroup Global Markets in New York, NY from August 2007 until May of 2008. From August 2005 until May 2007, Mr. Shetty was a student at the Tuck Business School at Dartmouth, where he received his MBA. Prior to attending Tuck, Mr. Shetty was employed as a manager in strategy and business development at a large Indian based NGO, Pratham, based in Mumbai India, where he served from December of 2003 until June of 2005. Mr. Shetty was also previously employed at i2 Technologies, based in Dallas, Texas, in business development and at Infosys, in Bangalore, India, as a computer programmer. Mr. Shetty has a bachelor of technology degree in Mechanical Engineering from IIT Madras and a Master of Science degree in Mechanical Engineering from the University of Maryland, College Park.

NUMBER OF DIRECTORS. Our board of directors currently consists of one person. Our bylaws provide that the board of directors may consist of such number of directors as determined by the Board of Directors from time to time.

We may seek to add to our board independent directors, at a future date, who are qualified and willing to serve on our board. Once we add a sufficient number of independent directors into our board, we intend to comply with Securities & Exchange Commission, stock exchange, and FINRA rules regarding board members, committees and other corporate governance standards. There can be no assurance that we will be successful in attracting independent directors.

INDEPENDENT DIRECTORS. None of our current Directors are "independent," as defined in rules promulgated by the Securities & Exchange Commission, NASDAQ, or various stock exchanges.

COMMITTEES. Our board of directors currently does not have an audit committee, compensation committee or any other committee. We are looking for a suitable candidate who meets the definition of "financial expert" and would be independent, to join our board of directors and chair our audit committee. We intend to form an audit committee, compensation committee and other committees of our Board when we recruit additional independent directors, including a financial expert and other directors with the experience necessary for audit committee membership.

CODE OF ETHICS. We have not adopted a code of ethics applicable to our executives, as defined by applicable rules of the SEC. We intend to adopt a code of ethics after we recruit independent directors and when we do, the code will be publicly available on our web site at www.firefish.co.in. If we make any amendments to our code of ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our code of ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our web site at WWW.FIREFISH.CO.IN and/or in a report on Form 8-K filed with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the compensation paid to officers and board members during the fiscal years ended March 31, 2010 and 2009. The table sets forth this information for Firefish Inc., including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years and includes all Board Members and Officers as of March 31, 2010.

                                SUMMARY EXECUTIVES COMPENSATION TABLE

-------------------- ------ ----------- ------ -------- -------- ------------ -------------- ------------- --------
                                                                 Non-equity   Non-qualified
                                                                  incentive     deferred
                                               Stock    Option      plan      compensation    All other
                              Salary    Bonus  awards   awards   compensation   earnings     compensation   Total
Name & Position      Year      ($)       ($)     ($)    ($)          ($)           ($)           ($)         ($)
-------------------- ------ ----------- ------ -------- -------- ------------ -------------- ------------- --------
Harshawardhan        2010    $63,900      0       0     0             0             0             0        $63,900
Shetty, President,
CEO and Principal
Financial &
Accounting Officer   2009    $40,000      0       0     0             0             0             0        $40,000
(1)
-------------------- ------ ----------- ------ -------- -------- ------------ -------------- ------------- --------

     (1) Harshawardhan Shetty has received no compensation for services in the period from April 29, 2008 (inception) to March 31, 2009. The Company has entered into an Employment Agreement with Harshawardhan Shetty dated November 12, 2008.

On November 12, 2008, Mr. Shetty entered into an Employment Agreement with the Company. The Employment Agreement provides that Mr. Shetty may receive a monthly salary of $5,000, which he has begun to draw as of August 1, 2008. The Employment Agreement provides that Mr. Shetty's 6,666,666 common shares of the Company are subject to repurchase by the Company at $0.001 per share until the second anniversary of the Employment Agreement, but only in the event his services to the Company are terminated voluntarily or with Cause, as defined in the Employment Agreement. The Employment Agreement provides that our sole executive officer is eligible to participate in our equity incentive plans and other employee benefit programs, if any. However, there can be no assurance that we will adopt such plans.

Mr. Shetty's employment is "at will" and therefore his Employment Agreement does not have a date of termination. Mr. Shetty's employment can be terminated with or without cause. As Mr. Shetty is the sole director and officer of the Company and as such the terms of his employment agreement have not been negotiated with or approved by a disinterested third party.

                              DIRECTOR COMPENSATION

Currently members of the Board of Directors do not receive compensation for their services as Board members. The Company may adopt a policy which will compensate existing and/or new board members. Board members may receive additional compensation for participating in the Committees. The amount of any compensation paid to board members and/or committee members will be set and approved by the board based on the Board's review of compensation paid by companies which are similarly situated to the Company.

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended March 31, 2010:

------------------ ------------ ------------ ----------- ---------------- ---------------- --------------- -----------
                                                                           Non-qualified
                                                           Non-equity        deferred
                      Fees                               incentive plan    compensation      All other
                    earned or      Stock     Option       compensation       earnings       compensation     Total
      Name           paid in    awards ($)   awards ($)        ($)              ($)             ($)           ($)
                      cash
                       ($)
------------------ ------------ ------------ ----------- ---------------- ---------------- --------------- -----------
Harshawardhan         $ -0-        $ -0-       $ -0-          $ -0-            $ -0-          $63,900       $63,900
Shetty (1)
------------------ ------------ ------------ ----------- ---------------- ---------------- --------------- -----------

     (1) Mr. Shetty is the sole officer of Firefish and pursuant to the terms of his employment agreement, received a salary of $63,900 during the year ended March 31, 2010.

All of the Company's officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.


                      EQUITY COMPENSATION PLAN INFORMATION

The Company has not established an equity compensation plan or Incentive Stock Option Plan.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------


The following table sets forth information with respect to the beneficial ownership of Firefish, Inc. outstanding common stock by:

     o each person who is known by the Company to be the beneficial owner of five percent (5%) or more of the Company's common stock;

     o    all of the Company's directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of the Company's common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of the Company's common stock that the Company believes was beneficially owned by each person or entity as of March 31, 2010.

    TITLE OF CLASS       NAME AND ADDRESS OF BENEFICIAL    AMOUNT AND NATURE OF     PERCENT OF CLASS (1)
                                      OWNER                 BENEFICIAL OWNER*
------------------------ -------------------------------- ----------------------- -------------------------
Common shares            Harshawardhan Shetty,                         6,666,666                    67.9%%
                         President, CEO and Principal
                         Financial & Accounting Officer
                         & Director

Common shares            Genesis Venture Fund India I, LP              1,852,500                     17.1%
                         12707 High Bluff Drive, Suite 140
                         San Diego, CA 92130 (2)

Common shares            James Price                                     644,442                      6.6%
                         PO Box 5005 3103
                         Rancho Santa Fe, CA 92067(3)
------------------------ -------------------------------- ----------------------- -------------------------
Common shares            All Directors and Executive
                         Officers as a Group (1 person)                6,666,666                     67.9%
                                                          ----------------------- -------------------------
-------------

     (1) At March 31, 2010, the Company had 9,822,221 shares of its common stock issued and outstanding.
     (2) Includes 1,000,000 shares of common stock underlying warrants exercisable at $0.45 per share. Mr. Price has the sole voting and dispositive control over the shares held by Genesis Venture Fund India I, LP.
     (3) Includes shares held by Aero Financial, Inc., a corporation owned and controlled by James Price, which is not a broker dealer or an affiliate of a broker-dealer. Mr. Price has sole voting and dispositive control over the shares held by Aero Financial, Inc.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

OFFICERS AND DIRECTORS

Our sole officer and director, Harshawardhan Shetty purchased 6,666,666, of our common shares at a purchase price of $0.001 per share for a total purchase price of $6,666.66 on April 30, 2008.

The Company has utilized offices leased from associates of Harshawardhan Shetty without charge. There are no commitments for any operating or capital leases for any Company offices.

On November 12, 2008, Mr. Shetty entered into an Employment Agreement with the Company. The Employment Agreement provides that Mr. Shetty may receive a monthly salary of $5,000, which he has begun to draw as of August 1, 2008. The Employment Agreement provides that Mr. Shetty's 6,666,666 common shares of the Company are subject to repurchase by the Company at $0.001 per share until the second anniversary of the Employment Agreement, but only in the event his services to the Company are terminated voluntarily or with Cause, as defined in the Employment Agreement. The Employment Agreement provides that our sole executive officer is eligible to participate in our equity incentive plans and other employee benefit programs, if any. However, there can be no assurance that we will adopt such plans.

Mr. Shetty's employment is "at will" and therefore his Employment Agreement does not have a date of termination. Mr. Shetty's employment can be terminated with or without cause. As Mr. Shetty is the sole director and officer of the Company and as such the terms of his employment agreement have not been negotiated with or approved by a disinterested third party.

AFFILIATES

The Company conducted a private placement in June of 2008, in which it sold 3,155,555 shares of the Company's common stock for an aggregate price of $160,000. It also sold warrants to purchase 1,000,000 shares at an exercise price of $0.45 to Genesis Venture Fund India I, LP. Genesis paid $10,000 for these warrants. Genesis currently owns 852,500 shares of the Company's common stock, which it purchased in the June 2008 private placement. Affiliates of Genesis, James Price and Jonathan Dariyanani, own 644,444 and 335,000 shares of the Company's common stock, respectively. Messrs. Price and Dariyanani do not have any beneficial ownership of the shares owned by Genesis, but they do have the right, as principals of Genesis, to vote the Genesis shares until those shares are distributed to Genesis limited partners in accordance with the applicable limited partnership agreement.

The Company has also entered into an agreement with Zoma Ventures, LLC. Zoma Ventures, LLC has agreed to manage the public offering process for Firefish including hiring additional service providers and making disbursements to the Company's independent auditors, legal counsel and other service providers. Firefish has expensed $36,000 in services contributed by Zoma Ventures through March 31, 2010. Zoma Ventures is controlled by Jonathan Dariyanani.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. On August 17, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm, due to the revocation of their registration with the Public Accounting Oversight Board ("PCOAB".) On the same date, August 17, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant's new independent registered public account firm. Seale and Beers is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining Seale and Beers, CPAs independence.

The following table represents aggregate fees billed to the Company for the years ended March 31, 2010 by Seales and Beers CPAs and March 31, 2009 by Moore & Associates, Chartered.

                                          Year Ended March 31,
                                      2010                     2009
                          ----------------------    ----------------------
Audit Fees                          $21,000*                $10,000*

Audit-related Fees                     $0                       $0

Tax Fees                               $0                       $0

All Other Fees                         $0                       $0

                          ----------------------    ----------------------
Total Fees                          $21,000                 $10,000

*The audit fees for both the years ended March 31, 2010 and 2009 were paid on the Company's behalf by Zoma Ventures, LLC.

All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


     (a)  Audited financial statements for years ended March 31, 2010 and 2009



         EXHIBIT                         DESCRIPTION
         NUMBER
         -------    ------------------------------------------------------------

          3.1       Articles of Incorporation*
          3.2       Bylaws*
          4.1       Specimen Common Stock Certificate*
          4.2 Subscription Agreement between the Company and Genesis Venture Fund India I, LP on June 30, 2008*
          5.1       Opinion of Zoma Law Group, LLC.
          10.1 Employment Agreement between the Company and Harshawardhan Shetty on November 12, 2008*
          10.2 Form of Common Stock Subscription Agreement between the Company and Investors dated June 20, 2008*
          10.3 Services Agreement between the Company, Zoma Ventures, LLC and Genesis Venture Fund India I, LP dated June 30, 2008*
          23.1      Consent of Independent Registered Public Accounting Firm**
          31.1      Certification  of  Chief  Executive  Officer  and  Principal
                    Accounting   Officer   pursuant   to  Section   302  of  the
                    Sarbanes-Oxley Act**
          32.1 Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act**

*Previously Filed

** Filed herewith

                                 FIREFISH, INC.

                          (A DEVELOPMENT STAGE COMPANY)

        FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

SEALE AND BEERS, CPAS
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
FIREFISH, INC.
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying balance sheets of Firefish, Inc. (A Development Stage Company) as of March 31, 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2010 and since inception on April 29, 2008 through March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Firefish, Inc. (A Development Stage Company) as of March 31, 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2010 and since inception on April 29, 2008 through March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the accompanying financial statements, the Company has restated its 2009 financial statements, which were previously audited by other independent auditors who have ceased operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not recognized significant revenues and has an accumulated deficit of $164,059, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAS

Seale and Beers, CPAs
Las Vegas, Nevada
October 4, 2010

                 50 S. JONES BLVD. SUITE 202 LAS VEGAS, NV 89107
                    PHONE: (888)727-8251 FAX: (888)782-2351
 -------------------------------------------------------------------------------

                                              FIREFISH, INC.
                                      (A Development Stage Company)
                                       Consolidated Balance Sheets
                                                                                            RESTATED
                                                                          MARCH 31,         MARCH 31,
                                                                             2010             2009
                                                                     -----------------------------------


                                                  ASSETS

CURRENT ASSETS
     Cash in bank                                                    $          49,697   $      124,218
     Accounts receivable - customers                                             9,000            9,000
                                                                     -----------------------------------

TOTAL CURRENT ASSETS                                                            58,697          133,218
                                                                     -----------------------------------

TOTAL ASSETS                                                         $          58,697   $      133,218
                                                                     ===================================

                                    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                           $             966   $        2,507
     Accounts payable and accrued expenses -related parties                      8,900           10,000
                                                                     -----------------------------------

TOTAL CURRENT LIABILITIES                                                        9,866           12,507

LONG-TERM DEBT                                                                       -                -
                                                                     -----------------------------------

TOTAL LIABILITIES                                                                9,866           12,507
                                                                     -----------------------------------

STOCKHOLDERS' EQUITY
     Common stock: $0.001 par value;
     100,000,000 shares authorized, 9,822,221
        shares issued and outstanding                                            9,822            9,822
     Additional paid in capital                                                202,845          181,845
     Accumulated other comprehensive income (loss)                                 569           (4,988)
     Accumulated deficit during development stage                             (164,405)         (65,968)
                                                                     -----------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                      48,831          120,711
                                                                     -----------------------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $          58,697   $      133,218
                                                                     ===================================







   The accompanying notes are an intergral part of these financial statements.

                                                    FIREFISH, INC.
                                             (A Development Stage Company)
                                         Consolidated Statement of Operations

                                                                                                   FROM INCEPTION -
                                                                                                   APRIL 29, 2008
                                                                                                       THROUGH
                                                             FOR THE YEAR ENDED MARCH 31,             MARCH 31,
                                                               2010                2009                 2010
                                                                                (RESTATED)
                                                      ---------------------------------------------------------------
REVENUES                                              $            42,787    $         9,000     $            51,787
COST OF SALES                                                           -                  -                       -
                                                      ---------------------------------------------------------------
GROSS MARGIN                                                       42,787              9,000                  51,787
                                                      ---------------------------------------------------------------

OPERATING EXPENSES

     Software development                                          46,870             19,472                  66,342
     General and administrative                                     6,563                496                   7,059
     General and administrative - related party                    87,791             55,000                 142,791
                                                      ---------------------------------------------------------------

TOTAL OPERATING EXPENSES                                          141,224             74,968                 216,192
                                                      ---------------------------------------------------------------

LOSS FROM OPERATIONS                                              (98,437)           (65,968)               (164,405)
INCOME TAX EXPENSE                                                      -                  -                       -
                                                      ---------------------------------------------------------------

NET LOSS                                                          (98,437)           (65,968)               (164,405)

OTHER COMPREHENSIVE INCOME
     Foreign currency translation
        adjustment gain (loss)                                      5,557             (4,988)                    569
                                                      ---------------------------------------------------------------

COMPREHENSIVE LOSS                                    $           (92,880)   $       (70,956)     $         (163,836)
                                                      ===============================================================

BASIC AND DILUTED COMPREHENSIVE
      LOSS PER SHARE                                  $             (0.01)   $         (0.01)     $            (0.02)
                                                      ===============================================================

Weighted Average Common Shares
  Outstanding                                                   9,822,221          9,241,674               9,543,525
                                                      ===============================================================









   The accompanying notes are an integral part of these financial statements.

                                                           FIREFISH, INC.
                                                    (A Development Stage Company)
                                  Consolidated Statement of Changes in Stockholders' Equity For the
                                     period April 29, 2008 (Date of Inception) to March 31, 2009

                                                                                      ACCUMULATED      ACCUMULATED
                                                                                     DEFICIT DURING      OTHER           TOTAL
                                           COMMON STOCK            ADDITIONAL PAID    DEVELOPMENT     COMPREHENSIVE   STOCKHOLDERS'
                                       SHARES        AMOUNT           IN CAPITAL         STAGE         GAIN (LOSS)        EQUITY
                                    -----------------------------------------------------------------------------------------------
Balance April 29, 2008                          -    $      -      $           -    $           -    $               $           -

Shares issued for cash
 at $0.001 per share
 on April 30, 2008                      6,666,666       6,667                  -                -                            6,667

Shares issued for cash
 at $0.05 per share
 on June 30, 2008                       3,155,555       3,155            156,845                -                          160,000

Contributed capital - related party                                       15,000                                            15,000

Warrants issued                                 -           -             10,000                -                           10,000

Other comprehensive loss                                                                                    (4,988)         (4,988)

Net loss for the period
 ended March 31, 2009, as restated              -           -                  -          (65,968)                         (65,968)
                                    -----------------------------------------------------------------------------------------------

Balance March 31, 2009, as restated     9,822,221    $  9,822      $     181,845    $     (65,968)   $      (4,988)  $     120,711

Contributed capital - related party                                       21,000                                            21,000

Other comprehensive income                                                                                   5,557           5,557

Net loss for the period
  ended March 31, 2010                                                                    (98,437)                         (98,437)
                                    -----------------------------------------------------------------------------------------------

Balance March 31, 2010                  9,822,221    $  9,822      $     202,845    $    (164,405)   $         569   $      48,831
                                    ===============================================================================================











   The accompanying notes are an integral part of these financial statements.

                                                     FIREFISH, INC.
                                              (A Development Stage Company)
                                          Consolidated Statement of Cash Flows

                                                                                                      FROM INCEPTION -
                                                                                                      APRIL 29, 2008
                                                                                                          THROUGH
                                                                      FOR THE YEAR ENDED MARCH 31,       MARCH 31,
                                                                        2010             2009              2010
                                                                                      (RESTATED)
                                                                -------------------------------------------------------

OPERATING ACTIVITIES

     Net Loss                                                   $         (98,437)  $     (65,968)    $       (164,059)

     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Contributed capital-expenses paid by related party                21,000          15,000               36,000
         Other comprehensive income (loss)                                  5,557          (4,988)                 569
     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                             -          (9,000)              (9,000)
         Increase (decrease) in accounts payable                           (2,641)         12,507                9,520
                                                                -------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITES                                      (74,521)        (52,449)            (126,970)
                                                                -------------------------------------------------------

INVESTING ACTIVITIES
        Property and equipment purchased                                        -               -                    -
                                                                -------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                           -               -                    -
                                                                -------------------------------------------------------

FINANCING ACTIVITIES
        Proceeds from common stock issued                                       -         166,667              166,667
        Proceeds from warrants                                                  -          10,000               10,000
                                                                -------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                       -         176,667              176,667
                                                                -------------------------------------------------------

NET INCREASE IN CASH                                                      (74,521)        124,218               49,697

CASH - Beginning of period                                                124,218               -                    -
                                                                -------------------------------------------------------

CASH - End of period                                            $          49,697   $     124,218     $         49,697
                                                                =======================================================

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
        Interest                                                $               -   $           -     $              -
                                                                =======================================================
        Income taxes                                            $               -   $           -     $              -
                                                                =======================================================

NON CASH OPERATING ACTIVITIES:
        Contributed capital - related party                     $          21,000   $      15,000     $         36,000
                                                                =======================================================







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          FIREFISH, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2010

1.       NATURE OF BUSINESS AND DEVELOPMENT STAGE ACTIVITIES

         Firefish, Inc. (the "Company") was incorporated in the State of Nevada on April 29, 2008. The Company's primary operations are in India and has incurred net losses since inception of $164,405. The Company has not realized significant revenues to date and therefore is classified as a development stage company.

         The Company's goal is to operate a website for students, college graduates and career oriented individuals in India that posts jobs and resumes, as well as a social networking forum for people looking for an engineering, math or science tutor or willing to be one.

2.       GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has not realized significant revenues as of March 31, 2010, and has incurred net losses of $164,405 since inception. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

         Management anticipates that the Company will be dependent, for the foreseeable future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars ("USD"). Outlined below are those policies considered particularly significant.

                          FIREFISH, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2010



3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CASH AND CASH EQUIVALENTS

         For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL STATEMENTS

         The carrying amounts reported in the accompanying consolidated financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments.

         PRINCIPLES OF CONSOLIDATION

         The financial statements include the accounts of the Company and its wholly owned subsidiary Firefish Networks Private Limited, an entity formed under the laws of the nation of India. All significant intercompany transactions have been eliminated in the consolidation.

         BASIC (LOSS) PER COMMON SHARE

         Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 1,000,000 common stock equivalents outstanding as of March 31, 2010, which are excluded because they are considered anti-dilutive.

                          FIREFISH, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2010



3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION

         The  Company  performs   consulting   engagements   under   contractual
         agreements during its development stage that may not be directly related to the projected on-going business of the Company. The Company recognizes revenue when the contracted services have been completed and collection is reasonably assured.

         COMPREHENSIVE INCOME

         The Company recorded Other Comprehensive Income for the year ended March 31, 2010 of $5,557 and Other Comprehensive Loss of $4,988 for the period ended March 31, 2009, as the result of currency translation adjustments.

         ADVERTISING COSTS

         The Company's policy regarding advertising is to expense advertising when incurred. The Company has incurred $485 in advertising expense for the year ended March 31, 2010. No advertising expense was incurred during the year ended March 31, 2009.

         INCOME TAXES

         The Company provides for income taxes under ASC 740 Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

         ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

         The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

                          FIREFISH, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2010


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



                                                      March 31,
                                           -----------------------------
                                               2010           2009
                                                           (restated)
                                           -------------- --------------

Income tax expense at statutory rate       $    (38,390)  $    (25,728)
Common stock issued for services                      -              -
Valuation allowance                              38,390         25,728
                                           -------------- --------------
Income tax expense per books               $          -   $          -
                                           ============== ==============


         Net deferred tax assets consist of the following components as of:

                                                     March 31,
                                           ----------------------------
                                               2010           2009
                                                           (restated)
                                           -------------- -------------

NOL Carryover                              $     38,390   $     25,728
Valuation allowance                             (38,390)       (25,728)
                                           -------------- -------------
Net deferred tax asset
                                           $          -   $          -
                                           ============== =============

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $164,405 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the

                          FIREFISH, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2010

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

         STOCK-BASED COMPENSATION.

         As of March 31, 2010, the Company has not issued any share-based payments to its employees.

         The Company adopted ASC 718 Compensation-Stock Compensation effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

         CONCENTRATION OF RISKS

         During the development stage activities of the Company, revenues are generated by personal consulting services of the Company's Chief Executive Officer. These consulting services may not be related to the projected on-going services of the Company.

         At March 31, 2010, the Company had Cash in the Bank of $49,697, of which $15,132 related to its Indian subsidiary bank account. Deposit Insurance and Credit Guarantee Corporation of India provides insurance on the Indian funds up to $2,000. The Company regularly maintains a balance in excess of the maximum insured.

         For the years ended March 31, 2010 and 2009, respectively, 84% and 100% of the Company's revenues were from one customer.

         NEW ACCOUNTING PRONOUNCEMENTS

         The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

         FOREIGN EXCHANGE

         The financial statements are presented in USD, the reporting currency. The functional currency for the financial statements is Indian rupees and in accordance with ASC Topic 830, "Foreign Currency Translation", foreign denominated

                          FIREFISH, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2010

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         monetary assets and liabilities are translated to their USD equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses were translated at the prevailing rate of exchange at the date of the transaction. Related translation adjustments are reported as a separate component of stockholder's equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

4.       COMMON STOCK

         On April 30, 2008, the Company received $6,667 from its founders for 6,666,666 shares of its common stock.

         On June 30, 2008 the Company issued 3,155,555 common shares of its common stock at a price per share of $0.05 for a total purchase price of $160,000. The Company also issued warrants to purchase an aggregate of 1,000,000 shares of the Company's common stock at an exercise price of $0.45 per share for a term of 24 months in exchange for a payment of a fee of $10,000.

         In May 2010, Genesis Venture Fund India, LLP ("Genesis") completed a partial exercise of its warrants to purchase 1,000,000 common shares of the Company at $0.45 per share by tendering $10,000 for the purchase of 22,222 shares. In June 2010, Genesis purchased 22,222 additional shares at $.45 per share for $10,000.

5.       RELATED PARTY TRANSACTIONS

         During the period ended March 31, 2009, the Company entered into the following transactions with shareholders:

         On April 30, 2008, the Company received $6,667 from one of its executive officers for purchase of 6,666,666 founder shares.

         On June 30, 2008, the Company received $160,000 from an entity owned by one of the Company's officers for the purchase of 3,155,555 common shares plus $10,000 for a warrant to purchase 1,000,000 common shares at an exercise price of $0.45 per share with a 24 month term.

         A Company officer has agreed to perform through an entity he controls consulting services relating to the preparation and filing of the Company's S-1 at a value that cannot be determined. As of March 31, 2010, the Company has expensed $36,000 of consulting services provided on its behalf.

                          FIREFISH, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2010


5.       RELATED PARTY TRANSACTIONS  (CONTINUED)

         No additional shares of the Company have been issued subsequent to the issuances described above.

6. CORRECTION OF ERRORS IN COMPARATIVE FINANCIAL STATEMENTS - ERRORS RELATE TO FIRST YEAR PRESENTED IN THE COMPARATIVE FINANCIAL STATEMENTS

         The Company has restated its previously issued consolidated financial statements for the year ended March 31, 2009 for matters related to the following previously reported items: revenues and general and administrative expenses, and software development expenses and general and administrative expenses - related party not previously reported. The accompanying financial statements for the year ended March 31, 2009 have been restated to reflect the corrections.

         The following is a summary of the restatement for the year ended March 31, 2009:

         Increase of previously reported revenues                     $  (9,000)
         Increase of software development expenses                       19,472
         Decrease of previously reported general and
          administrative expenses                                      (145,960)
         Increase of general and administrative expenses -
          related party                                                  55,000
                                                                      ----------
         Total decrease in loss for year ended March 31, 2009         $ (80,488)
                                                                      ==========

         Balance Sheet as of March 31, 2009:

                                                  Previously            Increase
                                                   Reported            (Decrease)        Restated
                                                 ------------------ ---------------- ----------------
        Total Assets                             $   290,266        $     (157,048)  $    133,218
        Total Liabilities                             10,055                 2,453         12,508
        Stockholders' Equity:
           Additional Paid in Capital                416,845              (235,000)       181,845
           Cumulative Translation
               Adjustment                                  -                (4,988)        (4,988)
           Accumulated Deficit during
               Development Stage                    (146,456)               80,488        (65,968)
                                                 ------------------ ---------------- ----------------
        Total Liabilities and Stockholders'
           Equity                                    290,266              (157,047)       133,218


                          FIREFISH, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2010


6. CORRECTION OF ERRORS IN COMPARATIVE FINANCIAL STATEMENTS - ERRORS RELATE TO FIRST YEAR PRESENTED IN THE COMPARATIVE FINANCIAL STATEMENTS (CONTINUED)

         Statement of Operations for the year ended March 31, 2009:

                                       Previously      Increase
                                        Reported      (Decrease)     Restated
                                       ------------  ------------- ------------
         Revenues                      $        -    $      9,000  $    9,000
         Software development                   -          19,472      19,472
         General and administrative       146,456        (146,960)        496
         General and administrative -
              related party                     -          55,000      55,000
         Net Loss                        (146,456)        (80,488)    (65,968)


7.       SUBSEQUENT EVENTS

         The Company has evaluated events subsequent to March 31, 2010 and has determined that no events, other than those disclosed above, have occurred that would materially affect the financial statements above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FIREFISH, INC.

Dated: December 7, 2010
                             By:  /s/ Harshawardhan Shetty
                                  ----------------------------------------------
                                  Harshawardhan Shetty,
                                  President,  CEO and Principal Financial &
                                  Accounting Officer & Director