Form 10-Q
period 2010-06-30
Firefish, Inc
filed 2011-02-28
CIK 1445883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              For the quarterly period ended June 30, 2010

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT

            For the transition period from __________ to ___________

                       Commission file number: 333-156637

                                 FIREFISH, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

         Nevada                                         26-2515882
         ------                                         ----------
(State of Incorporation)                               (IRS Employer ID Number)

              533 47th Road, 2nd Floor, Long Island City, NY 11101
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (718) 395-2606
                             ----------------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    [  ]                    Accelerated filer [  ]
Non-accelerated filer      [  ]                    Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 24, 2010 there were 9,866,665 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements       (Unaudited)                             Page
                                                                            ----

         Balance Sheets - June 30, 2010 and March 31, 2010 (Audited)         F-1

         Statements of Operations  -
                  Three Months Ended  June 30, 2010 and 2009 and
                  From April 29, 2008 (Inception) to June 30, 2010           F-2

         Statements of Changes in Shareholders' Deficit -
                   From April 29, 2008 (Inception) to June 30, 2010          F-3

         Statements of Cash Flows -
                  Three months ended June 30, 2010 and 2009 and
                  From April 29, 2008 (Inception) to June 30, 2010           F-4

         Notes to the Financial Statements                                   F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                           3

Item 4. Controls and Procedures                                              3

Item 4T.  Controls and Procedures                                            3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                   3

Item 1A.  Risk Factors -  Not Applicable                                     3

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         3
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                    4

Item 4.  Removed and Reserved                                                4

Item 5.  Other Information - Not Applicable                                  4

Item 6.  Exhibits                                                            4
SIGNATURES                                                                   5

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                  Firefish, Inc. and Subsidiary
                                   (A Development Stage Company)
                                    Consolidated Balance Sheets
                                            (Unaudited)

                                                                                                               Restated
                                                                                           June 30,            March 31,
                                                                                             2010                2010
                                                                                    ----------------------------------------

                                      ASSETS

CURRENT ASSETS
     Cash in bank                                                                    $            55,322 $           49,697
     Accounts receivable - customers                                                                 468              9,000
                                                                                    ----------------------------------------
TOTAL CURRENT ASSETS                                                                              55,790             58,697
                                                                                    ----------------------------------------
TOTAL ASSETS                                                                        $             55,790 $           58,697
                                                                                    ========================================

                        LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                          $             18,431 $            9,966
     Accounts payable and accrued expenses -related parties                                            -              8,900
                                                                                    ----------------------------------------
TOTAL CURRENT LIABILITIES                                                                         18,431             18,866

LONG-TERM DEBT                                                                                         -                  -
                                                                                    ----------------------------------------
TOTAL LIABILITIES                                                                                 18,431             18,866
                                                                                    ----------------------------------------
STOCKHOLDERS' EQUITY
     Common stock: $0.001 par value; 100,000,000 shares authorized;
     9,866,665 and 9,822,221 shares issued and outstanding at June 30,
     2010 and 2009, respectively                                                                   9,867              9,822
     Additional paid in capital                                                                  226,800            202,845
     Accumulated other comprehensive income                                                          318                569
     Accumulated deficit during development stage                                               (199,626)          (173,405)
                                                                                    ----------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                        37,359             39,831
                                                                                    ----------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                            $             55,790 $           58,697
                                                                                    ========================================


   The accompanying notes are an integral part of these financial statements.


                                  Firefish, Inc. and Subsidiary
                                  (A Development Stage Company)
                              Consolidated Statement of Operations
                                          (Unaudited)

                                                                                      From Inception -
                                                                                       April 29, 2008
                                                     For the Three Months Ended            Through
                                                            June 30,                       June 30,
                                                       2010             2009                2010
                                                --------------------------------------------------------

REVENUES                                        $          10,165 $         9,000 $              61,953
COST OF SALES                                                 425               -                   425
                                                --------------------------------------------------------
GROSS MARGIN                                                9,740           9,000                61,528
                                                --------------------------------------------------------
OPERATING EXPENSES

     Software development                                   5,508           4,892                71,850
     General and administrative                            11,453              97                27,513
     General and administrative - related party            19,000          15,000               161,791
                                                --------------------------------------------------------
TOTAL OPERATING EXPENSES                                   35,961          19,989               261,154
                                                --------------------------------------------------------
LOSS FROM OPERATIONS                                      (26,221)        (10,989)             (199,626)
INCOME TAX EXPENSE                                              -               -                     -
                                                --------------------------------------------------------
NET LOSS                                                  (26,221)        (10,989)             (199,626)

OTHER COMPREHENSIVE INCOME
     Foreign currency translation
       adjustment gain (loss)                                 172           4,689                   318
                                                --------------------------------------------------------
COMPREHENSIVE LOSS                              $         (26,049) $       (6,300)$            (199,308)
                                                ========================================================

BASIC AND DILUTED LOSS PER SHARE                $           (0.00) $        (0.00)$               (0.02)
                                                ========================================================

Weighted Average Common Shares
  Outstanding                                           9,835,896       9,822,221             9,577,076
                                                ========================================================
BASIC AND DILUTED LOSS PER SHARE                $           (0.00) $        (0.00)
                                                ==================================
Weighted Average Common Shares                          9,835,896       9,822,221
                                                ==================================

   The accompanying notes are an integral part of these financial statements.


                                  Firefish, Inc. and Subsidiary
                                  (A Development Stage Company)
              Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
               For the period April 29, 2008 (Date of Inception) to June 30, 2010

                                                                                    Accumulated     Accumulated
                                                                                  Deficit During       Other             Total
                                            Common Stock          Additional Paid   Development     Comprehensive    Stockholders'
                                        Shares         Amount      in Capital        Stage          Gain (Loss)          Equity
                                     -----------------------------------------------------------------------------------------------

Balance April 29, 2008                           -  $         -  $           -  $               $-                  $             -

Shares issued for cash
 at $0.001 per share
 on April 30, 2008                       6,666,666        6,667              -               -                                6,667

Shares issued for cash
 at $0.05 per share
 on June 30, 2008                        3,155,555        3,155        156,845               -                              160,000

Contributed capital - related party                                     15,000                                               15,000

Warrants issued                                  -            -         10,000               -                               10,000

Cumulative translation adjustment                                                                           (4,988)          (4,988)

Net loss for the period
 ended March 31, 2009                            -            -              -         (65,968)                             (65,968)
                                     -----------------------------------------------------------------------------------------------
Balance March 31, 2009                   9,822,221  $     9,822  $     181,845  $      (65,968) $           (4,988) $       120,711

Contributed capital - related party                                     21,000                                               21,000

Cumulative translation adjustment                                                                            5,557            5,557

Net loss for the period
  ended March 31, 2010, as restated                                                   (107,437)                            (107,437)
                                     -----------------------------------------------------------------------------------------------
Balance March 31, 2010                   9,822,221  $     9,822  $     202,845  $     (173,405) $              569  $        39,831

Warrants exercised at $.45
   per share                                44,444           45         19,955                                               20,000

Contributed capital - related party                                      4,000                                                4,000

Cumulative translation adjustment                                                                             (251)            (251)

Net loss for the period
  ended June 30, 2010                                                                  (26,221)                             (26,221)
                                     -----------------------------------------------------------------------------------------------
Balance June 30, 2010                    9,866,665  $     9,867  $     226,800  $     (199,626) $              318  $        37,359
                                     ===============================================================================================


   The accompanying notes are an integral part of these financial statements.


                                         Firefish, Inc.
                                  (A Development Stage Company)
                              Consolidated Statement of Cash Flows
                                           (Unaudited)

                                                                                                    From Inception
                                                                                                    April 29, 2008
                                                                     For the Three Months Ended        Through
                                                                             June 30,                 June 30,
                                                                      2010             2009             2010
                                                              ----------------------------------------------------

OPERATING ACTIVITIES

     Net Loss                                                 $         (26,221) $      (10,989) $       (199,626)

     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Other comprehensive income (loss)                                 (251)          4,689               318
     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable - customers           8,532          (9,000)             (468)
         Increase (decrease) in accounts payable                           (435)         (2,454)           18,431
                                                              ----------------------------------------------------
NET CASH USED IN OPERATING ACTIVITES                                    (18,375)        (17,754)         (181,345)
                                                              ----------------------------------------------------
INVESTING ACTIVITIES
        Property and equipment purchased                                      -               -                 -
                                                              ----------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                         -               -                 -
                                                              ----------------------------------------------------
FINANCING ACTIVITIES
        Contributed capital-expenses paid by related party                4,000               -            40,000
        Proceeds from common stock issued                                     -               -           166,667
        Proceeds from warrants                                           20,000               -            30,000
                                                              ----------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                24,000               -           236,667
                                                              ----------------------------------------------------
NET INCREASE IN CASH                                                      5,625         (17,754)           55,322

CASH - Beginning of period                                               49,697         124,218                 -
                                                              ----------------------------------------------------
CASH - End of period                                          $          55,322 $       106,464 $          55,322
                                                              ====================================================

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
        Interest                                              $               - $             - $               -
                                                              ====================================================
        Income taxes                                          $               - $             - $               -
                                                              ====================================================

NON CASH OPERATING ACTIVITIES:
        Contributed capital - related party                   $          21,000 $        15,000 $          40,000
                                                              ====================================================


           The accompanying notes are an integral part of these financial statements.

                                              F-4

                         FIREFISH, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2010
                                  (Unaudited)

1.    Nature of Business and Development Stage Activities

         Firefish, Inc. (the "Company") was incorporated in the State of Nevada on April 29, 2008. The Company's primary operations are in India and has incurred net losses since inception of $199,626. The Company has not realized significant revenues to date and therefore is classified as a development stage company.

         The Company's goal is to operate a website for students, college graduates and career oriented individuals in India that posts jobs and resumes, as well as a social networking forum for people looking for an engineering, math or science tutor or willing to be one.

2.       Going Concern

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has not realized significant revenues as of June 30, 2010, and has incurred net losses of $199,626 since inception. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

                         FIREFISH, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2010
                                  (Unaudited)

3.       Summary of Significant Accounting Policies (continued)

         Cash and Cash Equivalents

         For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. All adjustments necessary for a fair statement of the interim period have been made, and all adjustments are of a normal and recurring nature.

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

                         FIREFISH, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2010
                                  (Unaudited)


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

         Comprehensive Income

         The Company recorded Other Comprehensive Income for the three month period ended June 30, 2010 and June 30, 2009 of $172 and $4,689,respect -ively, as the result of currency translation adjustments.

         Advertising Costs

         The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred $111 in advertising expense for the three months ended June 30, 2010. No advertising expense was incurred during the three months ended June 30, 2009.

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

                         FIREFISH, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2010
                                  (Unaudited)

3.       Summary of Significant Accounting Policies (continued)

                                                        Three Months Ended
                                                             June 30,
                                                        --------------------
                                                        2010           2009
                                                        --------------------

                Income tax expense at statutory rate    $(10,226)   $(4,286)
                Common stock issued for services               -          -
                Valuation allowance                       10,226      4,286
                                                        ---------   --------
                Income tax expense per
                books                                   $      -    $     -
                                                        =========   ========

          Net deferred tax assets consist of the following components as of:

                                                Three Months Ended
                                                      June 30,
                                                ------------------
                                                2010          2009
                                                ------------------
                NOL Carryover                   $10,226    $ 4,286

                Valuation allowance             (10,226)    (4,286)
                                                --------   --------
                Net deferred tax asset          $     -    $     -
                                                ========   ========

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $199,626 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

         Impairment of Long-Lived Assets

         The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

                         FIREFISH, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2010
                                  (Unaudited)

3.       Summary of Significant Accounting Policies (continued)

         Stock-based Compensation.

         As of June 30, 2010, the Company has not issued any share-based payments to its employees.

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

         At June 30, 2010, the Company had Cash in the Bank of $55,322, of which $6,657 related to its Indian subsidiary bank account. Deposit Insurance and Credit Guarantee Corporation of India provides insurance on the Indian funds up to $2,000. The Company regularly maintains a balance in excess of the maximum insured.

         For the three months ended June 30, 2010 and 2009, respectively, 89% and 100% of the Company's revenues were from one customer.

         New Accounting Pronouncements

         The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

         Foreign Exchange

         The financial statements are presented in USD, the reporting currency. The functional currency for the financial statements is Indian rupees and in accordance with ASC Topic 830, "Foreign Currency Translation," foreign denominated

                         FIREFISH, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2010
                                  (Unaudited)


3.       Summary of Significant Accounting Policies (continued)

         monetary assets and liabilities are translated to their USD equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses were translated at the prevailing rate of exchange at the date of the transaction. Related translation adjustments are reported as a separate component of stockholder's equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

         On May 21, 2010, Genesis Venture Fund India, LLP ("Genesis") completed a partial exercise of its warrants to purchase 1,000,000 common shares of the Company at $0.45 per share by tendering $10,000 for the purchase of 22,222 shares. On June 16, 2010, Genesis purchased 22,222 additional shares at $.45 per share for $10,000.

         On June 30, 2010, all remaining warrants expired and the Company has no warrants outstanding as of July 1, 2010.

5.       Related Party Transactions

         On May 21, 2010 and on June 16, 2010, the Company received from an entity owned by one of the Company's officers separate payments of $10,000 each for the exercise of warrants at $.45 per share to purchase a total of 44,444 common shares.

         A Company officer has agreed to perform through an entity he controls consulting services relating to the preparation and filing of the Company's S-1 at a value that cannot be determined. From inception to date, the Company has expensed $40,000 of consulting services provided on its behalf, including $4,000 during the quarter ended June 30, 2010. The entire $40,000 has been recorded as contributed capital.

                         FIREFISH, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2010
                                  (Unaudited)


5.       Related Party Transactions (continued)

         No additional shares of the Company have been issued subsequent to the issuances described above.

6. Correction of Errors in Comparative Financial Statements - Errors Relate to First Year Presented in the Comparative Financial Statements

         The Company has restated its previously issued consolidated financial statements for the year ended March 31, 2010 for matters related to the following previously reported items: general and administrative expenses, not previously reported. The accompanying financial statements for the year ended March 31, 2010 have been restated to reflect the corrections.


         The following is a summary of the restatement for the  Year Ended March
         31, 2010:


         Increase of previously reported general and administrative expenses    $ 9,000
         Total increase in loss for year ended March 31, 2010                   $ 9,000
                                                                                =======

         Balance Sheet as of March 31, 2010:

                                        Previously              Increase
                                        Reported                (Decrease)      Restated
                                        --------------------------------------------------

         Total Liabilities              $   9,866               $  9,000        $  18,866
         Stockholders' Equity:
           Accumulated deficit during
             development stage           (164,405)                (9,000)        (173,405)
                                        --------------------------------------------------
         Total Liabilities and
           Stockholders' Equity            58,697                      -           58,697

         Statement of Operations for the Year Ended March 31, 2010:

                                        Previously              Increase
                                        Reported                (Decrease)      Restated
                                        --------------------------------------------------

         General and administrative     $    6,563              $   9,000       $  15,563
         Net Loss                          (98,437)                (9,000)       (107,437)

                         FIREFISH, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2010
                                  (Unaudited)

7.    Subsequent Events

         The Company has evaluated events subsequent to June 30, 2010 and through the issuance of these financial statements, and has determined that no events, other than those disclosed above, have occurred that would materially affect the financial statements above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PLAN OF OPERATIONS

We were incorporated in Nevada in April 2008. We are a development stage company and have had limited business operations. For the period from inception through June 30, 2010, we have concentrated our efforts on developing a business plan which is designed to allow us to create our website and proprietary technologies for use on our website. Those activities included, but were not limited to, securing initial capital in order to fund the development of the pilot version of our website, developing our business plan, and other pre-marketing activities.

During the three months ended June 30, 2010, our operations  were focused on the
maintenance  of  our  accounting  records,   software  development  and  limited
offerings of our services.

We will need substantial additional capital to support our proposed future energy operations. We have no revenues. We have no committed source for any funds as of date here. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales, and could fail in business as a result of these uncertainties.

The independent registered public accounting firm's report on the Company's financial statements as of March 31, 2010, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

During the three months ended June 30, 2010, we recognized revenues of $10,165 compared to $9,000 during the three months ended June 30, 2009 from the offering of our services in educational tutoring. The increase in sales of $1,165 was a result of the Company's efforts in advertising over the prior period. During the three months ended June 30, 2010, we recognized a cost of sales of $425 resulting in a gross profit of $9,740.

During the three months ended June 30, 2010, we incurred operational expenses of $35,961 compared to $19,989 during the three months ended June 30, 2009. The $15,972 increase was a result of $15,355 increase in general and administrative activities combined with a $616 increase in software development expenses. The increase in general and administrative expenses was a result of the Company's increased activities in maintaining its financial reporting status with the Securities and Exchange Commission (SEC). The Company expects to see a trend in this increase as it continues to work to remain current with the SEC.

During the three months ended June 30, 2010, we recognized a net loss of $26,221 compared to a net loss of $10,989 during the three months ended June 30, 2009. The $15,232 increase in net losses was the result of the $1,165 increase in revenues offset by a $15,972 increase in operational expenses as discussed above.

LIQUIDITY

At June 30, 2010, we have total current assets of $55,790, consisting solely of cash. At June 30, 2010, we have total liabilities of $18,431. At June 30, 2010, we have working capital of $37,359.

During the three months ended June 30, 2010, we used $18,375 in operating activities. During the three months ended June 30, 2010, we recognized a net loss of $26,221, which was offset by non-cash item of $251 in cumulative currency translation expenses.

During the three months ended June 30, 2009, we used $17,754 in operating activities. During the three months ended June 30, 2009, we recognized a net loss of $10,989, which was offset by non-cash items of $4,689 in gains on cumulative currency translation expenses.

During the three months ended June 30, 2010 and 2009, we did not use or receive any funds from investment activities.

During the three months ended June 30, 2010 and 2009, we received $24,000 and $0 from financing activities.

On May 21, 2010 and on June 16, 2010, the Company received from an entity owned by one of the Company's officers separate payments of $10,000 each for the exercise of warrants at $.45 per share to purchase a total of 44,444 common shares.

A Company officer has agreed to perform through an entity he controls consulting services relating to the preparation and filing of the Company's S-1 at a value that cannot be determined. As of June 30, 2010, the Company has expensed $40,000 of consulting services provided on its behalf.

Short Term.

On a short-term basis, we do not generate revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks explore. For short term needs we will be dependent on receipt, if any, of offering proceeds.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs. We will have to seek loans or equity placements to cover such cash needs. Once exploration commences, our needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended June 30, 2010. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies."

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

            NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE.


ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

              NONE.

ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31.1 Certification of Chief Executive/Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1 Certification of Principal Executive/Accounting Officer
                        pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       FIREFISH, INC.
                                       (Registrant)



Dated:   February 24, 2011                By: /s/ Harshawardhan Shetty
                                              ------------------------
                                          Harshawardhan Shetty
                                          President, Chief Executive Officer and
                                          Principal Accounting Officer