Form 10-Q
period 2010-09-30
Firefish, Inc
filed 2011-06-22
CIK 1445883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2010

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

              533 47th Road, 2nd Floor, Long Island City, NY 11101
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (718) 395-2606
                                 --------------
                         (Registrant's Telephone number)

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

As of June 14, 2011 there were 9,866,665 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                            Page
                                                                           ----

         Balance Sheets - September 30, 2010 and March 31, 2010            F-1

         Statements of Operations -
                  Three and six months ended September 30, 2010 and 2009   F-2

         Statements of Cash Flows -
                  Six months ended September 30, 2010 and 2009             F-3

         Notes to the Consolidated Financial Statements                    F-4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                          3

Item 4. Controls and Procedures                                             3

Item 4T.  Controls and Procedures                                           3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                  4

Item 1A.  Risk Factors -  Not Applicable                                    4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        4
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                   4

Item 4.  Removed and Reserved                                               4

Item 5.  Other Information - Not Applicable                                 4

Item 6.  Exhibits                                                           4
SIGNATURES                                                                  5

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                Firefish, Inc. and Subsidiary
                                 Consolidated Balance Sheets
                                         (unaudited)

                                                                          September 30,         March 31,
                                                                               2010               2010
                                                                         -------------------------------------
                                   ASSETS

CURRENT ASSETS
Cash                                                                             $ 43,925            $ 49,697
Accounts receivable - customers                                                    11,241               9,000
Deferred cost of sales                                                             11,339                   -
Prepaids and other current assets                                                   3,167                   -
                                                                         -----------------  ------------------

TOTAL CURRENT ASSETS                                                               69,672              58,697
                                                                         -----------------  ------------------

TOTAL ASSETS                                                                     $ 69,672            $ 58,697
                                                                         =================  ==================

                     LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                            $ 13,150             $ 9,966
Accounts payable and accrued expenses - related parties                             7,660               8,900
Deferred revenue                                                                   24,728                   -
                                                                         -----------------  ------------------

TOTAL CURRENT LIABILITIES                                                          45,538              18,866

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; 100,000,000 shares authorized;
9,866,665 and 9,822,221 shares issued and outstanding at
September 30, 2010 and March 31, 2010, respectively                                 9,867               9,822
Additional paid-in capital                                                        226,800             202,845
Accumulated other comprehensive income                                              1,242                 569
Accumulated deficit                                                              (213,775)           (173,405)
                                                                         -----------------  ------------------

TOTAL STOCKHOLDERS' EQUITY                                                         24,134              39,831
                                                                         -----------------  ------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                         $ 69,672            $ 58,697
                                                                         =================  ==================


         The accompanying notes are an integral part of these consolidated financial statements.

                                              F-1


                                  Firefish, Inc. and Subsidiary
                              Consolidated Statements of Operations
                                           (Unaudited)



                                                           For the Three Months Ended               For the Six Months Ended
                                                                  September 30,                           September 30,
                                                            2010                2009                2010                2009
                                                      -----------------   -----------------   -----------------   -----------------

REVENUES                                                      $ 18,757             $ 9,000            $ 28,922            $ 18,000
COST OF SALES                                                   12,111              10,158              21,536              15,991
                                                      -----------------   -----------------   -----------------   -----------------
GROSS MARGIN                                                     6,646              (1,158)              7,386               2,009
                                                      -----------------   -----------------   -----------------   -----------------

OPERATING EXPENSES

     Software development                                            -                   -                   -                   -
     General and administrative                                  5,795               1,603              17,756               6,592
     General and administrative - related party                 15,000              15,000              30,000              30,000
                                                      -----------------   -----------------   -----------------   -----------------

TOTAL OPERATING EXPENSES                                        20,795              16,603              47,756              36,592
                                                      -----------------   -----------------   -----------------   -----------------

LOSS FROM OPERATIONS                                           (14,149)            (17,761)            (40,370)            (34,583)
INCOME TAX EXPENSE                                                   -                   -                   -                   -
                                                      -----------------   -----------------   -----------------   -----------------

NET LOSS                                                       (14,149)            (17,761)            (40,370)            (34,583)

OTHER COMPREHENSIVE INCOME
     Foreign currency translation
       adjustment gain (loss)                                      501              (5,068)                673                (379)
                                                      -----------------   -----------------   -----------------   -----------------

COMPREHENSIVE LOSS                                           $ (13,648)          $ (22,829)          $ (39,697)          $ (34,962)
                                                      =================   =================   =================   =================

BASIC AND DILUTED LOSS                                         $ (0.00)            $ (0.00)            $ (0.00)            $ (0.00)
  PER SHARE
                                                      =================   =================   =================   =================

Weighted Average Common Shares
  Outstanding                                                9,866,665           9,822,221           9,837,764           9,822,221
                                                      =================   =================   =================   =================


         The accompanying notes are an integral part of these consolidated financial statements.




                                  Firefish, Inc. and Subsidiary
                              Consolidated Statements of Cash Flows
                                           (Unaudited)


                                                                            For the Six Months Ended
                                                                                  September 30,
                                                                            2010               2009
                                                                       ----------------   ----------------

OPERATING ACTIVITIES
     Net loss                                                                $ (40,370)         $ (34,584)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
        Contributed capital                                                      4,000                  -
     Changes in operating assets and liabilities:
Accounts receivable - customers                                                 (2,241)                 -
Prepaids and other current assets                                               (3,167)                 -
Deferred cost of sales                                                         (11,339)                 -
Accounts payable and accrued expenses                                            3,184             (2,452)
Accounts payable and accrued expenses - related party                           (1,240)            (5,000)
Deferred revenue                                                                24,728              2,500
                                                                       ----------------   ----------------
NET CASH USED IN OPERATING ACTIVITES                                           (26,445)           (39,536)
                                                                       ----------------   ----------------

FINANCING ACTIVITIES
        Proceeds from exercise of warrants                                      20,000                  -
                                                                       ----------------   ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       20,000                  -
                                                                       ----------------   ----------------

FOREIGN CURRENCY EFFECT ON CASH                                                    673               (379)

NET DECREASE IN CASH                                                            (5,772)           (39,915)

CASH - Beginning of period                                                      49,697            124,218
                                                                       ----------------   ----------------

CASH - End of period                                                          $ 43,925           $ 84,303
                                                                       ================   ================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
        Interest                                                                   $ -                $ -
                                                                       ================   ================
        Income taxes                                                               $ -                $ -
                                                                       ================   ================

NON CASH INVESTING AND FINANCING ACTIVITIES:
        Contributed capital - related party                                    $ 4,000           $ 15,000
                                                                       ================   ================

         The accompanying notes are an integral part of these consolidated financial statements.

                                               F-3

                          FIREFISH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2010
                                   (Unaudited)

1.        Nature of Business and Development Stage Activities

          Firefish, Inc. (the "Company") was incorporated in the State of Nevada on April 29, 2008 ("Inception"). The Company's primary operations are in India and have incurred net losses since inception of approximately $214,000.

          The Company offers mobile and internet marketing services to retailers. The Company also offers educational services to young learners and young adults. On an annual basis, in January and February the Company hosts an English competency competition referred to as the English Olympiad.

          Through June 30, 2010, the Company was deemed to be in the development stage, as defined in Accounting Codification Standard ("ACS") topic 915 "Development Stage Entities". During the current three month period ended September 30, 2010, management determined that due to significant and sustained revenue streams from intended operations, the Company exited the development stage. Thus, the Company is no longer required to report its stock issuances from inception, nor include inception-to-date information in its statements of operations and cash flows.

2.        Going Concern

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has incurred net losses of approximately $214,000 since inception. The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

          Basis of Presentation
          ---------------------

          The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2010, and the results of its operations and cash flows for the three and nine

                          FIREFISH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2010
                                   (Unaudited)

          months ended September 30, 2010 and 2009. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited consolidated financial statements are adequate to make the information presented not misleading. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. For further information, refer to the financial statements and notes included in the Company's Form 10-K for the year ended March 31, 2010.

          Use of Estimates
          ----------------

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

          Fair Value of Financial Statements
          ----------------------------------

          The carrying amounts reported in the accompanying consolidated financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments.

          Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

          Level 1 - Observable inputs such as quoted prices in active markets; Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

          Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

          As of September 30, 2010, the Company does not have any level 1, 2, or 3 assets or liabilities.

                          FIREFISH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2010
                                   (Unaudited)


         Principles of Consolidation
         ---------------------------

         The financial statements include the accounts of the Company and its wholly owned subsidiary Firefish Networks Private Limited, an entity formed under the laws of the nation of India. All significant intercompany transactions have been eliminated in the consolidation.

         Basic (Loss) per Common Share
         -----------------------------

         Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

         Revenue Recognition
         -------------------

         The Company recognizes revenues from consulting, educational and text message marketing services and 2) sponsored competition entry fees when when (a) persuasive evidence that an agreement exists; (b) the products or services has been delivered or completed; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured. Revenues from consulting, educational and marketing services are generally recognized when the services have been performed as long as the other criteria have been met. Revenues from educational sponsored events, such as our English Olympiad, are recognized when the event has taken place. As of September 30, 2010, we have deferred revenues of $24,728 and costs of these revenues of $11,339, which consist of study materials provided to our competitors. The Company recorded these revenues and related costs in January/February 2011 when the competitions were held.

         Foreign Exchange
         ----------------

         The financial statements are presented in United States Dollars, ("USD"), the reporting currency. The functional currency for the financial statements is Indian rupees and in accordance with ASC Topic 830, "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated to their USD equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses were translated at the prevailing rate of exchange at the date of the transaction. Related translation adjustments are reported as a separate component of stockholder's equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

4.       Common Stock

         On May 21, 2010, Genesis Venture Fund India, LLP ("Genesis"), a related party due to significant holdings of the Company's common stock, completed a partial exercise of its warrants to purchase 1,000,000 common shares of the Company at $0.45 per share by tendering $10,000 for the purchase of 22,222 shares. On June 16, 2010, Genesis exercised warrants for an additional 22,222 shares at $0.45 per share for $10,000.

                          FIREFISH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2010
                                   (Unaudited)

          On June 30, 2010, all remaining warrants expired and the Company has no warrants outstanding.

5.        Related Party Transactions

          An officer of the Company has agreed to pay for certain costs in connection with the Company's public filing requirements. These costs included legal and accounting fees. During the three and six months ended September 30, 2010 this officer paid $4,000 of these fees, respectively. During the three and six months ended September 30, 2009, such expenditures totaled $0, respectively. The Company accounts for these amounts as a contribution of capital to additional paid-in capital.

          In addition, the Company has an at-will employment agreement with its Chief Executive Officer. Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes. Included within accounts payable and accrued expenses - related parties is accrued salary and payroll taxes due under the agreement of $7,660.


6.        Subsequent Events

          Management has evaluated subsequent events through the date these financial statements were filed with the Securities and Exchange
          Commission, and has determined it does not have any material subsequent events to disclose.

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

PLAN OF OPERATIONS

We were incorporated in Nevada in April 2008. Through June 30, 2010 we were a development stage company that had limited business operations. For the period from inception through June 30, 2010, we concentrated our efforts on developing a business plan which was designed to allow us to create our website and proprietary technologies for use on our website. Those activities included, but were not limited to, securing initial capital in order to fund the development of the pilot version of our website, developing our business plan, and other pre-marketing activities.

During the quarter ended September 30, 2010, Management determined that the Company exited the development stage due to significant revenue being derived from intended and on-going operations. Accordingly, Inception to date information is no longer necessary to be presented.

We will need substantial additional capital to support our proposed future operations; however, we have no committed source for any funds as of this filing. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, increase revenue necessary to sustain operations, and could fail in business as a result of these uncertainties.

The Company's former independent registered public accounting firm's report on the Company's financial statements as of March 31, 2010, and for each of the years in the two-year period then ended, included a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

During the three months ended September 30, 2010, we recognized revenues of $18,757 compared to $9,000 during the three months ended September 30, 2010. The increase in sales of $9,757 was a result of the Company launching both its text message marketing services and educational certification services to consumers during fiscal 2011. During the three months ended September 30, 2010, we recognized a cost of sales of $12,111 resulting in a gross profit of $6,646; compared to cost of sales of $10,158 and gross loss of $1,158 during the same period in 2009. The improved gross profit during the three months ended September 30, 2010 was due to a one time consulting engagement in which required minimal costs.

During the three months ended September 30, 2010, we incurred operational expenses of $20,795 compared to $16,603 during the three months ended September 30, 2009. The $4,192 increase was a result of increased general and administrative expenses. The increase in general and administrative expenses was a result of the Company's increased activities in maintaining its financial reporting status with the Securities and Exchange Commission (SEC). The Company expects to see a trend in this increase as it continues to work to remain current with the SEC.

For the Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009

During the six months ended September 30, 2010, we recognized revenues of $28,922 compared to $18,000 during the six months ended September 30, 2010. The increase in sales of $10,922 was a result of the Company launching both its text message marketing services and educational certification services to consumers during fiscal 2011. During the six months ended September 30, 2010, we recognized a cost of sales of $21,536 resulting in a gross profit of $7,386; compared to cost of sales of $15,991 and gross profit of $2,009 during the same period in 2009. The improved gross profit during the six months ended September 30, 2010 was due to a one time consulting engagement in which required minimal costs.

During the six months ended September 30, 2010, we incurred operational expenses of $47,756 compared to $36,592 during the six months ended September 30, 2009. The $11,164 increase was a result of increased general and administrative costs. The increase in general and administrative expenses was a result of the Company's increased activities in maintaining its financial reporting status with the Securities and Exchange Commission (SEC). The Company expects to see a trend in this increase as it continues to work to remain current with the SEC.

LIQUIDITY

At September 30, 2010, we have total current assets of $69,672, consisting of cash, accounts receivable, deferred cost of sales, and prepaids and other. At September 30, 2010, we have total liabilities of $45,538. At September 30, 2010, we have working capital of $24,134.

During the six months ended September 30, 2010, we used $26,445 in operating activities. During the six months ended September 30, 2010, we recognized a net loss of $40,370, which was offset by non-cash item of $4,000 in contributed capital expenses by a related party and $9,925 in operating assets and liabilities.

During the six months ended September 30, 2009, we recognized a net loss of $34,584. During the six months ended September 30, 2009, we used $39,536 in operating activities which included the net loss and changes in operating liabilities of $4,952.

During the six months ended September 30, 2010 and 2009, we did not use or receive any funds from investment activities.

During the six months ended September 30, 2010 and 2009, we received $20,000 and $0 from financing activities which consisted of proceeds from the exercise of warrants in fiscal 2011.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs for expansion of operations. We will have to seek loans or equity placements to cover such cash needs. Once expansion commences, our needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to cover our expenses as they may be incurred.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended
September 30, 2010. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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





                                                FIREFISH, INC.
                                                (Registrant)



Dated: June 20, 2011                            By: /s/ Harshawardhan Shetty
                                                    ----------------------------
                                                    Harshawardhan Shetty
                                                    President, Chief Executive
                                                    Officer and Principal
                                                    Accounting Officer