Form 10-Q
period 2010-12-31
Firefish, Inc
filed 2011-06-22
CIK 1445883

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2010

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

                                 (718) 395-2606
                         (Registrant's Telephone number)

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements       (Unaudited)                            Page
                                                                           ----

         Balance Sheets - December 31, 2010 and March 31, 2010              F-1

         Statements of Operations -
                  Three and nine months ended December 31, 2010 and 2009    F-2

         Statements of Cash Flows -
                  Nine months ended December 31, 2010 and 2009              F-3

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                Firefish, Inc. and Subsidiary
                                 Consolidated Balance Sheets
                                         (unaudited)

                                                                                December 31,         March 31,
                                                                                    2010               2010
                                                                              -------------------------------------

                                   ASSETS

CURRENT ASSETS
Cash                                                                                  $ 26,406            $ 49,697
Accounts receivable - customers                                                            468               9,000
Deferred cost of sales                                                                  11,339                   -
Prepaids and other current assets                                                        2,338                   -
                                                                              -----------------  ------------------

TOTAL CURRENT ASSETS                                                                    40,551              58,697
                                                                              -----------------  ------------------

TOTAL ASSETS                                                                          $ 40,551            $ 58,697
                                                                              =================  ==================

                LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                                                    $ 382             $ 9,966
Accounts payable and accrued expenses - related parties                                 22,660               8,900
Deferred revenue                                                                        24,727                   -
                                                                              -----------------  ------------------

TOTAL CURRENT LIABILITIES                                                               47,769              18,866

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value; 100,000,000 shares authorized;
9,866,665 and 9,822,221 shares issued and outstanding at
December 31, 2010 and March 31, 2010, respectively                                       9,867               9,822
Additional paid-in capital                                                             233,100             202,845
Accumulated other comprehensive income                                                   1,180                 569
Accumulated deficit                                                                   (251,365)           (173,405)
                                                                              -----------------  ------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                    (7,218)             39,831
                                                                              -----------------  ------------------

TOTAL LIABILITIES & STOCKHOLDERS'                                                     $ 40,551            $ 58,697
  EQUITY (DEFICIT)
                                                                              =================  ==================


         The accompanying notes are an integral part of these consolidated financial statements.

                                               F-1


                                  Firefish, Inc. and Subsidiary
                              Consolidated Statements of Operations
                                           (Unaudited)



                                                           For the Three Months Ended              For the Nine Months Ended
                                                                 December 31,                           December 31,
                                                            2010                2009               2010                2009
                                                      -----------------   -----------------  ------------------  -----------------

REVENUES                                                      $ 12,940            $ 14,337            $ 41,862           $ 32,337
COST OF SALES                                                   13,602               8,009              35,138             24,000
                                                      -----------------   -----------------  ------------------  -----------------
GROSS MARGIN                                                      (662)              6,328               6,724              8,337
                                                      -----------------   -----------------  ------------------  -----------------

OPERATING EXPENSES

     Software development                                            -                   -                   -                  -
     General and administrative                                 21,928              16,851              39,684             23,443
     General and administrative - related party                 15,000              15,000              45,000             45,000
                                                      -----------------   -----------------  ------------------  -----------------

TOTAL OPERATING EXPENSES                                        36,928              31,851              84,684             68,443
                                                      -----------------   -----------------  ------------------  -----------------

LOSS FROM OPERATIONS                                           (37,590)            (25,523)            (77,960)           (60,106)
INCOME TAX EXPENSE                                                   -                   -                   -                  -
                                                      -----------------   -----------------  ------------------  -----------------

NET LOSS                                                       (37,590)            (25,523)            (77,960)           (60,106)

OTHER COMPREHENSIVE INCOME
     Foreign currency translation
       adjustment gain (loss)                                      (62)              5,642                 611              5,263
                                                      -----------------   -----------------  ------------------  -----------------

COMPREHENSIVE LOSS                                           $ (37,652)          $ (19,881)          $ (77,349)         $ (54,843)
                                                      =================   =================  ==================  =================

BASIC AND DILUTED LOSS                                         $ (0.00)            $ (0.00)            $ (0.01)           $ (0.01)
  PER SHARE
                                                      =================   =================  ==================  =================

Weighted Average Common Shares
  Outstanding                                                9,866,665           9,822,221           9,832,564          9,822,221
                                                      =================   =================  ==================  =================


        The accompanying notes are an integral part of these consolidated financial statements.

                                               F-2


                                  Firefish, Inc. and Subsidiary
                              Consolidated Statements of Cash Flows
                                           (Unaudited)


                                                                                   For the Nine Months Ended
                                                                                          December 31,
                                                                                    2010              2009
                                                                            ------------------------------------

OPERATING ACTIVITIES
     Net loss                                                                       $ (77,960)        $ (60,106)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
        Contributed capital                                                            10,300            18,999
     Changes in operating assets and liabilities:
Accounts receivable - customers                                                         8,532             9,000
Prepaids and other current assets                                                      (2,338)                -
Deferred cost of sales                                                                (11,339)                -
Accounts payable and accrued expenses                                                  (9,584)           (1,650)
Accounts payable and accrued expenses - related party                                  13,760           (10,000)
Deferred revenue                                                                       24,727                 -
                                                                               ---------------   ---------------
NET CASH USED IN OPERATING ACTIVITES                                                  (43,902)          (43,757)
                                                                               ---------------   ---------------

FINANCING ACTIVITIES
        Proceeds from exercise of warrants                                             20,000                 -
                                                                               ---------------   ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              20,000                 -
                                                                               ---------------   ---------------

FOREIGN CURRENCY EFFECT ON CASH                                                           611             5,263

NET DECREASE IN CASH                                                                  (23,991)          (38,494)

CASH - Beginning of period                                                             49,697           124,218
                                                                               ---------------   ---------------

CASH - End of period                                                                 $ 26,406          $ 85,724
                                                                               ===============   ===============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
        Interest                                                                          $ -               $ -
                                                                               ===============   ===============
        Income taxes                                                                      $ -               $ -
                                                                               ===============   ===============

NON CASH INVESTING AND FINANCING ACTIVITIES:
        Contributed capital - related party                                           $ 4,000          $ 15,000
                                                                               ===============   ===============

         The accompanying notes are an integral part of these consolidated financial statements.

                                               F-3

                          FIREFISH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2010
                                   (Unaudited)


1.        Nature of Business and Development Stage Activities

          Firefish, Inc. (the "Company") was incorporated in the State of Nevada on April 29, 2008 ("Inception"). The Company's primary operations are in India and have incurred net losses since inception of approximately $251,000.

          The Company offers mobile and internet marketing services to retailers. The Company also offers educational services to young learners and young adults. On an annual basis, in January and February the Company hosts an English competency competition referred to as the English Olympiad.

          Through June 30, 2010, the Company was deemed to be in the development stage, as defined in Accounting Codification Standard ("ACS") topic 915 "Development Stage Entities". During the three month period ended September 30, 2010, management determined that due to significant and sustained revenue streams from intended operations, the Company exited the development stage. Thus, the Company is no longer required to report its stock issuances from inception, nor include inception-to-date information in its statements of operations and cash flows.

2.        Going Concern

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has incurred net losses of approximately $251,000 since inception. The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

          Basis of Presentation
          ---------------------

          The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 31, 2010, and the

                          FIREFISH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2010
                                   (Unaudited)
          results of its operations and cash flows for the three and nine months ended December 31, 2010 and 2009. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited consolidated financial statements are adequate to make the information presented not misleading. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. For further information, refer to the financial statements and notes included in the Company's Form 10-K for the year ended March 31, 2010.

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

          As of December 31, 2010, the Company does not have any level 1, 2, or 3 assets or liabilities.

                          FIREFISH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2010
                                   (Unaudited)

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

          Revenue Recognition
          -------------------

          The Company recognizes revenues from consulting, educational and text message marketing services and 2) sponsored competition entry fees when when (a) persuasive evidence that an agreement exists; (b) the products or services has been delivered or completed; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured. Revenues from consulting, educational and marketing services are generally recognized when the services have been performed as long as the other criteria have been met. Revenues from educational sponsored events, such as our English Olympiad, are recognized when the event has taken place. At December 31, 2010, we have deferred revenues of $24,727 and costs of these revenues of $11,339, which consist of study materials provided to our competitors. The Company record these revenues and related costs in January/February 2011 when the competitions were held.

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

                          FIREFISH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2010
                                   (Unaudited)

          On June 30, 2010, all remaining warrants expired and the Company has no warrants outstanding.

5.        Related Party Transactions

          An officer of the Company has agreed to pay for certain costs in connection with the Company's public filing requirements. These costs included legal and accounting fees. During the three and nine months ended December 31, 2010 this officer paid $6,300 and $10,300 of these fees, respectively. During the three and nine months ended December 31, 2009, such expenditures totaled $0, respectively. The Company accounts for these amounts as a contribution of capital to additional paid-in capital.

          In addition, the Company has an at-will employment agreement with its Chief Executive Officer. Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes. Included within accounts payable and accrued expenses - related parties is accrued salary and payroll taxes due under the agreement of $22,660.

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

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009

During the three months ended December 31, 2010, we recognized revenues of $12,940 compared to $14,337 during the three months ended December 31, 2009. The decrease in revenues of $1,397 was a result of the Company due to a one time consulting project during the three months ended December 31, 2009. During the three months ended December 31, 2010, we recognized a cost of sales of $13,602 resulting in a gross loss of $662; compared to cost of sales of $8,009 and gross profit of $6,328 during the same period in 2009. The increase in gross profit in the prior period was a result of minimal costs in connection with the one-time consulting project.

During the three months ended December 31, 2010, we incurred operational expenses of $36,928 compared to $31,851 during the three months ended December 31, 2009. The $5,077 increase was a result of an increase in general and administrative costs. The increase in general and administrative expenses was a result of the Company's increased activities in maintaining its financial reporting status with the Securities and Exchange Commission (SEC). The Company expects to see a trend in this increase as it continues to work to remain current with the SEC.

For the Nine Months Ended December 31, 2010 Compared to the Nine Months Ended December 31, 2009

During the nine months ended December 31, 2010, we recognized revenues of $41,862 compared to $32,337 during the nine months ended December 31, 2010. The increase in sales of $9,525 was a result of the Company launching both its text message marketing services and educational certification services to consumers during fiscal 2011. During the nine months ended December 31, 2010, we recognized a cost of sales of $35,138 resulting in a gross profit of $6,724; compared to costs of sales of $24,000 and gross profit of $8,337 during the same period in 2009. The increase in gross profit in the prior period was a result of minimal costs in connection with the one-time consulting project.

During the nine months ended December 31, 2010, we incurred operational expenses of $84,684 compared to $68,443 during the nine months ended December 31, 2009. The $16,241 increase was a result of an increase in general and administrative costs and costs of sales. The increase in general and administrative expenses was a result of the Company's increased activities in maintaining its financial reporting status with the Securities and Exchange Commission (SEC). The Company expects to see a trend in this increase as it continues to work to remain current with the SEC.

LIQUIDITY

At December 31, 2010, we have total current assets of $40,551, consisting of cash, accounts receivable, deferred cost of sales, and prepaids and other. At December 31, 2010, we have total liabilities of $47,769. At December 31, 2010, we have working capital deficit of $7,218.

During the nine months ended December 31, 2010, we used $43,902 in operating activities. During the nine months ended December 31, 2010, we recognized a net loss of $77,960, which was offset by non-cash item of $10,300 in contributed capital expenses by a related party and operating assets and liabilities of $23,758.

During the nine months ended December 31, 2009, we recognized a net loss of $60,106. During the nine months ended December 31, 2009, we used $43,757 in operating activities which included the net loss, changes in operating liabilities of $2,650, and contributed capital of $18,999,

During the nine months ended December 31, 2010 and 2009, we did not use or receive any funds from investment activities.

During the nine months ended December 31, 2010 and 2009, we received $20,000 and $0 from financing activities which consisted of proceeds from the exercise of warrants in fiscal 2011.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended December 31, 2010. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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





                                            FIREFISH, INC.
                                            (Registrant)



Dated:   June 20, 2011                       By: /s/ Harshawardhan Shetty
                                                 -------------------------------
                                                 Harshawardhan Shetty
                                                 President, Chief Executive
                                                 Officer and Principal
                                                 Accounting Officer