Form 10-K
period 2011-03-31
Firefish, Inc
filed 2011-08-08
CIK 1445883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2011

Or

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 333-156637

FIREFISH, INC.

 (Exact name of registrant as specified in its charter)

Nevada		26-2515882
State or other jurisdiction of incorporation or organization		I.R.S. Employer Identification No.

402 W Broadway Ste 2800, San Diego, CA 92101
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (917) 310-4718

Securities registered pursuant to Section 12(b) of the Act:
Title of each class registered		Name of each exchange on which registered
Not Applicable		Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                                                                                        ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes  ☐    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant does not have an aggregate market value, since the common stock of the registrant does not trade on any market, at the time of this filing.

There were 9,866,665 shares outstanding of the registrant's Common Stock as of August 5, 2011.

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

PART I

ITEM 1.  BUSINESS

General

The following is a summary of some of the information contained in this document.  Unless the context requires otherwise, references in this document to “Firefish,” or the “Company” are to Firefish, Inc.

Overview

Firefish was incorporated in the State of Nevada on April 29, 2008. Our principal offices are currently located at 402 W Broadway Ste 2800, San Diego, CA 92101. We occupy this office, which is leased by an associate of Harshawardhan Shetty, on a rent free basis. Our current telephone number is (917) 310-4718.   The Company offers mobile and internet marketing services to retailers. The Company also offers educational services to young learners and young adults. On an annual basis, in January and February the Company hosts an English competency competition referred to as the English Olympiad. Both our services are currently offered only in India. In India our offices are located at Level 4, Dynasty Business Park, A-Wing, Andheri-Kurla Road, Andheri (East), Mubai 400059.

We were originally started by an Indian engineer, our CEO Harshawardhan Shetty, to offer social networking services to young engineering professionals and engineering students in India, including connecting our network members with potential tutoring clients, job placements and professional development resources.  We quickly realized that social networking, job placement and tutoring for engineers was barely scratching the surface of the underserved demographic in India in need of social networking services. We discovered that the need for social networking services and ancillary offerings was much bigger than just engineers and included virtually everyone in the 18-24 year old, lower-middle class demographic. To serve this need, we built a robust social networking platform – http://www.ionisee.com - with wide ranging features such as the extensive ability to interact with the platform using mobile phones and the ability to communicate with each other in multiple languages. This portal attracted members through educational offerings and partnerships with NGOs (non-governmental organizations) and educational institutions. We also developed two ancillary lines of businesses that leveraged our user base and developed expertise within our target market (1) text message advertising services to retailers wishing to market their services to our social networking community and (2) educational services to current and potential members of our social networking community such as English language training/certification and English competency competitions. Our current revenues are chiefly derived from text message advertising services to retailers, sponsored competition entry fees for English competency competitions and consulting fees for English language training/certification services.

For our text message advertising services, we have built a website, a mobile advertising platform – http://www.firefish.in – that enables retailers to manage their advertising campaigns to our highly segmented database of consumers. While our database was seeded with users from our social networking community, we have since then significantly increased the size of our database via acquisition of users through events and purchased databases.

Our English competency competition referred to as the English Olympiad is an annual English language program and competition for young learners. We have built a website for the English Olympiad – http://www.englisholympiad.com. The examination is held annually in January and February.

Industry Background

Internet based social networking is a complex and evolving industry.  Because this industry is relatively new, revenue models continue to evolve and the definition of what constitutes an Internet based social network continues to change and grow over time.  The primary revenue source currently for social networking sites is advertising. On a typical social networking site, users create a profile and can search for and add contacts from the pool of other users with profiles.  Some sites focus on a certain type of connection (such as classmates.com which focuses on connecting people who attended school together) or a certain interest (such as TheSocialGolfer.com) while others (such as Facebook) are more generalist.  Popular players like Facebook have made social networking commonplace among Americans.  BeBo, MySpace, Facebook and Hi5 are the most popular sites in Europe, Orkut and Hi5 dominate in South and Central America and Friendster, Orkut and Cyworld are most popular in Asia.  Advertising revenues on social networking sites have gone from essentially nothing to over $1 billion over the course of 5 years.  Social networking sites are particularly attractive places for web advertising since users post many details about themselves allowing advertising to be targeted at a carefully selected demographic.

Parallel to the growth of the social networking industry and its associated internet advertising revenues, the mobile advertising industry has also seen rapid growth in the last 5 years. This rapid growth is a result of greater and greater numbers of people owning smart phones such as iPhones and Android phones. These users then tend to use applications on their smart phones which in turn carry mobile advertising. While, one of the applications that smart phone users use is social networking applications, typically, smart phone users use many different applications from many different application creators on their phone.

Google Admob and Apple’s iAd platform serve as marketplaces to connect advertisers to application creators. Consumers that download the applications are then shown the advertisement.

Specifically in India, the number of smart phones is quite low but the number of feature phones exceeds 700 million units. In feature phones, advertising content appears as a text message. The mobile advertising industry in India is expected to grow from its current size of $5 million to over $400 million by 2015 driven both by tremendous mobile phone penetration and the growth of the organized retail industry. While in the US, Admob and iAd offer retailers a systematic mechanism to reach consumers, there is not such mechanism for retailers trying to reach the large feature phone text message consumer.

Firefish Overview

Firefish has developed an online-social networking platform (http://www.ionisee.com). Our initial target demographic consists of students, college graduates and career oriented members of the aspiring lower middle class who are 18-30 years old. We were able to recruit initial users for our social networking platform via partnerships with NGOs (non-governmental organizations), educational institutions and other entities. We offer all of the traditional features of social networking, with additional features that include the ability to communicate extensively with the platform over mobile phones and the ability to communicate with others in many languages., Additionally, we have developed two ancillary services to monetize our social networking services (1) advertising services for retailers to send text message marketing messages to our database of users (2) English language training/certification/competition services to current and potential members of our community as paid services.

For our mobile advertising services to retailers we have developed the online platform – http://www.firefish.in. This platform allows retailers to log into their account, choose a consumer segment to send their advertising message to selecting age, gender, location and income levels, compose the advertising message to send, personalize the message via addressing the consumer by name, and schedule the message for later delivery. Retailers can also pay online. In addition, retailers can also call Firefish to fully manage their advertising campaign. While our database of users on the mobile advertising platform was seeded by our users from social networking services, we have significantly grown the size of our database via user acquisition events and database purchases.

Our English language training/certification/competition services consist of (1) the English Olympiad (http://www.englishoympiad.com) an annual English competency program and competition for young learners with the examination being conducted in January and February each year (2) Spoken English classes (3) English certification programs in partnership with non-governmental agencies and state governments.

Competition

As Firefish’s model of a demographically targeted social networking website with ancillary business lines in mobile advertising and education is, to the best of our knowledge, unique, the Firefish business does not fit into one single industry.  However, Firefish’s chief competition comes from the social networking industry and the mobile advertising industry, both of which are rapidly growing. As a result, the number and sophistication of competitors are also rapidly growing.  We hope to distinguish ourselves from these competitors by the combination of services we offer, the high quality of our websites and technology, and our focus on our core demographic.

Popular players like Facebook have made social networking commonplace among Americans.  BeBo, Facebook and Hi5 are the most popular sites in Europe; Orkut and Hi5 dominate in South and Central America; and Orkut  is most popular in Asia.

As of January 2011, Facebook has more than 600 million million users. Facebook was launched in 2004 and was initially available only to students at Harvard and then to students at any Ivy League school.  It continued to expand its user base to any college student and now is available to anyone over the age of 13. Facebook remains a private company.  In October 2006, Microsoft purchased a 1.6% stake in Facebook for $246 million.  In November 2010, based on SecondMarket Inc., an exchange for shares of privately held companies, Facebook's value was $41 billion.

MySpace founded in 2003 was bought by News Corporation for $580 million in 2005.  In June 2006, MySpace was the most popular social networking site in the United States.  According to comScore, MySpace was overtaken in April 2008 by its main competitor Facebook, based on monthly unique visitors. Since then MySpace has declined steadily and its monthly US unique visitors is estimated at 19.7 million as of May 2011.  On June 29, 2011, MySpace was sold to Specific Media for $35 million.

Bebo was founded in 2005 and is available in many countries including Ireland, Canada, the United States, the United Kingdom, New Zealand and Australia.  Bebo was purchased (March 2008) by AOL for $850 million.   In April 2010, AOL announced it was planning to sell or shut down Bebo with the sale being completed in June 2010 to Criterion Capital Partners for an undisclosed sum reportedly under $10 million.

Launched in 2003, hi5 is now one of the world's largest social networks. By 2008, comScore reported that hi5 had become the third most popular social networking site in terms of monthly unique visitors. hi5 has refocused itself as a social gaming platform and opened itself to new game developers hi5 is a privately-held company, headquartered in San Francisco, California.

Orkut was developed by a Google employee and targeted at the US market but grew rapidly in popularity in India and Brazil.  Today, Orkut has around 100 million active users worldwide and is based in Brazil.  As of April 2010, 48.0% of Orkut's users are from Brazil, followed by India with 39.2% and United States with 2.2%  Orkut also gained popularity in the Middle East but has largely been blocked by the governments in this region.

AdMob, incorporated in 2006, is one of the world’s largest mobile advertising companies offering advertising solutions for many mobile platforms, including Android, iOS, webOS, Flash Lite, Windows Phone 7 and all standard mobile web browsers. In November 2009 it was acquired by Google for $750 million. It serves more than 40 billion mobile banner and text ads per month across mobile Web sites and handset applications.

iAd is a mobile advertising platform developed by Apple Inc. for its iPhone, iPod Touch, and iPad line of mobile devices allowing third-party developers to directly embed advertisements into their applications.

Founded in India in 2007, InMobi is the largest independent mobile advertising network in the world. The company launched in the U.S. and Europe in early 2010. It is backed by Silicon Valley venture firm, Kleiner Perkins Caufield & Byers, Sherpalo Ventures, and Mumbai Angels. The InMobi network reaches over 314 Million consumers around the globe. There are over 10,000 publishers and 2,000 advertisers in the network.

Intellectual Property

We have not filed for any patent and/or copyright protection for our websites, proprietary technologies and/or planned products. Presently we intend to rely on trade secret protection and/or confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite certain precautions taken by us, it may be possible for third parties to obtain and use our intellectual property without authorization. This risk may be increased due to the lack of any patent and/or copyright protection.  If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. Management will from time to time determine whether applying for patent and copyright protection is appropriate for us. We have no guarantee that, if filed, any applications will be granted or, if awarded, whether they will offer us any meaningful protection from other companies in our business. Furthermore, any patent or copyrights  that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to awards for damages.

We cannot be certain that our websites and our proprietary technologies will not infringe upon patents, copyrights or other intellectual property rights held by third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be able to be aware of potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim.

Government Regulation

Our business, websites and our proprietary technologies may be subject to increasing regulation of content, consumer privacy, distribution and online hosting and delivery in the key territories in which we desire to conduct business. If we do not successfully respond to these regulations, our business may suffer. Legislation is continually being introduced that may affect both the content of proprietary technologies and their distribution.  For example, data and consumer protection laws in the United States and Europe impose various restrictions on web sites. Those rules vary by territory although the Internet recognizes no geographical boundaries. Any one or more of these factors could harm our business by limiting the proposed features we plan on incorporating into the website and proprietary technologies, by limiting the size of the potential market for our products, and by requiring costly additional differentiation in the website and proprietary technologies for different territories to address varying regulations.

Internet Websites

We have secured the rights to the Internet domain names www.firefish.in, www.ionisee.com and www.englisholympiad.com.

Employees

We have no other employees other than our sole officer and director, Harshawardhan Shetty. We rely on skilled consultants and third party work. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. We may also hire an in-house software development team.

ITEM 1A.  RISK FACTORS

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

Our Limited Operating History and Early Stage of Our Company Possess Significant Risks to Our Ability to Generate Sustained Revenue and Operate Successfully

While we have generated significant and sustained revenue streams from intended operations and have exited the development stage, the Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stages of a new business enterprise, particularly companies in highly competitive markets. Since the Company is among many that have entered the social networking market and the mobile advertising market, it faces competition. It also faces many risks specific to its business, which include the need to manage existing and expanding operations, the continuing need to raise additional capital, the dependence upon and need to hire key personnel, and the need to increase spending to adequately market our services. To address these risks, we must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade our technologies. We cannot provide any assurances that we will be successful in addressing such risks. The Company's failure to do so could have a material adverse effect on its business, prospects, financial condition and results of operations.

Our Plans Are Dependent Upon Key Individuals and the ability to attract qualified personnel to be successful

In order to successfully develop our services, the Company will be dependent upon Harshawardhan Shetty. The loss of the foregoing individual could have a material adverse effect upon the Company's business prospects and prohibit the Company from successfully achieving its goals. Moreover our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. The competition for web developers, creative personnel and technical directors is especially intense because of the high demand for such individuals. If we are unable to hire, assimilate and retain such qualified personnel in the future, such inability would have a material adverse effect on our business, operating results and financial condition. The Company also depends on Third party contractors and other partners to develop its websites and proprietary technologies. There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with such Third parties. The failure to succeed in these endeavors will have a material adverse effect on the Company and its ability to consummate its business plans.

If our services fail to gain significant market acceptance, we may not have sufficient capital to pay our expenses and to continue to operate

The market for social networking services and mobile marketing services is subject to continually changing consumer and industry preferences. As a result our services may not achieve and sustain market acceptance sufficient to generate enough revenues to cover our costs and allow us to become profitable or even continue to operate. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described and eventually secure other sources of financing and attain profitable operations. If the Company is unable to obtain adequate capital, it could be forced to cease operations. Management anticipates that the Company will be dependent, for the foreseeable future, on additional investment capital to fund operating expenses.  The Company intends to position itself so that it may be able to raise additional funds through the capital markets.  There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

We are dependent on third parties to complete the development of and maintain  our websites and proprietary technologies, and any increased costs associated with third party developers or any delay or interruption in production would negatively affect our ability to continue our operations.

We rely on third parties to complete the development of and maintain our websites and proprietary technologies. The costs associated with relying on third parties may increase our development costs and negatively affect our ability to operate. Since we have less control over a third party because we cannot control the developer’s personnel, schedule or resources we may experience delays.  In addition aspects of the website and proprietary technologies may not match our expectations. If this happens we could lose anticipated revenues and may not have the capital necessary to continue our operations. In addition we may be required to rely on certain technology that we will license from third parties, including technology that we integrate and use with our internally developed technology. We cannot provide any assurances that these third party technology licenses will be available to us on commercially reasonable terms. The inability to establish any of these technology licenses, or the loss of such licenses if established, could result in delays until equivalent technology could be identified, licensed and integrated. Any such delays could materially adversely affect our business, operating results and financial condition.

We face the risks of changing consumer and industry preferences and uncertainty of market acceptance of our website and services.

Our social networking and ancillary services are new and evolving concepts. The level of demand and market acceptance of our services, are subject to a high degree of uncertainty. As consumer and industry preferences and trends evolve, there is a high degree of uncertainty about whether users will continue to value some or all of the key features which we intend to incorporate into our websites. The failure of the marketplace to deem our features desirable may discourage use of our website and limit the ability of the Company to generate revenues.

We operate in a highly competitive industry and compete against many large companies

Many companies worldwide are dedicated to social networking and ancillary services related to social networking. We expect more companies to enter both industries. Our competitors in both industries vary in size from small companies to very large companies with dominant market shares and substantial financial resources.  The Company’s website will be in competition with these companies and others. Many of our competitors have significantly greater financial, marketing and development resources than we have. As a result, we may not be able to devote adequate resources to develop, acquire or license new technologies, undertake extensive marketing campaigns, adopt aggressive pricing policies or adequately compensate our developers to the same degree as certain of our competitors.

As the social networking and ancillary industries in many of our proposed markets are relatively new and rapidly evolving, our current or future competitors may compete more successfully as the industry matures. In particular, any of our competitors may offer products and services that have significant performance, price, creativity and/or other advantages over our websites and technologies.  These products and services may significantly affect the demand for our services. In addition, any of our current or future competitors may be acquired by, receive investments from or enter into other strategic relationships with larger, longer-established and better-financed companies and therefore obtain significantly greater financial, marketing and technology licensing and development resources than we have. If we are unable to compete effectively in our principal markets, our business, financial condition and results of operations could be materially and adversely affected.

Our management has no experience in our relatively new industry, which may make it difficult for you to evaluate our business prospects

Our senior management and employees do not have any direct experience in the social networking and ancillary businesses. There can be no assurance that such employees will be successful in working together to develop the websites and proprietary technologies. In addition, the social networking and ancillary industries are relatively new. Only a limited number of companies have successfully commercialized such services on an international scale. You must consider our business prospects in light of the risks and difficulties we will encounter in the future in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could materially harm our proposed business prospects, financial condition and results of operations.

Undetected programming errors or flaws in our websites and proprietary technologies could harm our reputation or decrease market acceptance of the websites and services offered, which would materially and adversely affect our business prospects, reputation, financial condition and results of operations

The websites and proprietary technologies may contain programming errors or flaws, which may become apparent only after its release. In addition, the websites and proprietary technologies may be developed using programs and engines developed by and/or licensed from third party vendors, which may include programming errors or flaws over which we have no control. If our users have a negative experience with the websites and proprietary technologies related to or caused by undetected programming errors or flaws, they may be less inclined to continue or resume use of our services or recommend our services to other potential users. This could materially and adversely affect our business, financial condition and results of operations.

Unexpected network interruptions, security breaches or computer virus attacks could harm our business

The Company has developed, and maintains a substantial computer network infrastructure. Any failure to maintain satisfactory performance, reliability, security and availability of such network infrastructure, whether maintained by us or by third parties, may cause significant harm to our ability to attract and maintain users for our services. Major risks relating to any such future network infrastructure include:

•
any breakdowns or system failures, including from fire, flood, earthquake, typhoon or other natural disasters, power loss or telecommunications failure, resulting in a sustained shutdown of all or a material portion of our servers; and

•	any security breach caused by hacking, loss or corruption of data or malfunctions of software, hardware or other computer equipment, and the inadvertent transmission of computer viruses.
Any of the foregoing factors could reduce a future users’ satisfaction, harm our business and reputation, have a material adverse effect on our financial condition and results of operations.

Our Lack of Patent and/or Copyright Protection and any unauthorized use of the websites and/or proprietary technologies by third parties, may adversely affect our business

We have not filed for any patent and/or copyright protection for our website, planned proprietary technologies and/or planned products. Presently we intend to rely on trade secret protection and/or confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite certain precautions taken by us, it may be possible for third parties to obtain and use our intellectual property without authorization. This risk may be increased due to the lack of any patent and/or copyright protection.  If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. Management will from time to time determine whether applying for patent and copyright protection is appropriate for us. We have no guarantee that, if filed, any applications will be granted or, if awarded, whether they will offer us any meaningful protection from other companies in our business. Furthermore, any patent or copyrights  that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to awards for damages.

We may be subject to claims with respect to the infringement of intellectual property rights of others, which could result in substantial costs and diversion of our financial and management resources

We cannot be certain that the websites and proprietary technologies will not infringe upon patents, copyrights or other intellectual property rights held by third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be able to be aware of potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim. Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business, financial condition and results of operations.

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

Because we are a new company with new products and we have not conducted any significant advertising, there is little or no recognition of the Firefish brand name. However, substantially all of the company’s future revenues are expected to be derived from our websites.  Accordingly, broad acceptance by customers of the Company’s websites, services and proprietary technologies are critical to the Company’s future success.  Because our lack of name recognition, potential users of our products or joint venture partners may purchase products other than ours that have brand recognition in the market and we may be unable to generate sufficient revenues to meet our expenses or meet our business plan objectives, which will reduce the value of your investment.

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

We expect that advertising revenue will be a significant source of revenue in the foreseeable future, although we intend to reduce our dependence on it by attempting to develop ancillary business offerings to our core social networking and mobile marketing services. Advertising contracts are often short-term and/or terminable by the advertiser at any time with little notice. Thus, we have no assurance that we will be able to obtain, and if obtained, retain advertising contracts. Our ability to generate advertising revenue depends on several factors, including:

Continued development of the Internet and mobile phones as advertising mediums;

The pricing of advertising on other Internet sites and by other mobile phone marketers ;

The amount of traffic and size of our mobile marketing database;

Pricing pressures, delays and new product launches;

Our ability to achieve, demonstrate and maintain attractive user demographics;

Our ability to develop and retain a skilled advertising sales force.

We may incur substantial unanticipated costs related to our websites and proprietary technologies

Due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications we may be required to change the current plans for our websites and proprietary technologies. Therefore, we cannot provide any assurances that the websites and proprietary technologies can be completed within our projections. In case of budget over-runs and additional expansions, we may choose to finance such capital expenditures through the issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. If we choose to seek financing for such expenditures, we cannot provide any assurances that such financing will be available on terms reasonably acceptable to us or at all.

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

Our systems and operations will be vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, telecommunications failures and computer hacking. We will also rely on Web browsers and online service providers to provide Internet access to its sites. There can be no assurance that we will be able to expand its network infrastructure, either itself or through use of third-party hosting systems or service providers, on a timely basis sufficient to meet demand. We may also have to build redundant facilities or systems, produce a formal disaster recovery plan and possibly obtain sufficient business interruption insurance to compensate for losses that may occur. Any interruption to its systems or operations could have a material adverse effect on company’s business and its ability to retain users, advertisers and strategic partners. Currently, the Company does not have the above-stated plans in place.

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

Our business will be dependent upon broadband carriers and mobile carriers

The Company will rely on broadband providers and mobile carriers to provide high speed data communications capacity to our customer. The Company may experience disruptions or capacity constraints in these broadband and mobile services. If disruptions or capacity constraints occur, the Company may have no means of replacing these services, on a timely basis or at all.  In addition, broadband and mobile access may be limited or unavailable in certain areas, thereby reducing our potential market.

Risks of international operations

The Company markets its products in India.  India has technology and online industries that are less well developed than in the United States.

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

Acquisition and investment strategy may not be successful and could adversely affect its business

In the future, the Company may acquire additional products, technologies or businesses, or enter into joint venture arrangements for the purpose of complementing or expanding our business or we may make investments in a new unrelated businesses, products, services or technologies. There can be no assurance that it will be able to identify suitable acquisition or investment candidates. Even if it does identify suitable candidates, there can be no assurance that it will be able to make such acquisitions or investments on reasonable commercial terms or successfully assimilate personnel, operations, products, services ortechnologies into its operations. This could disrupt its ongoing business, distract the management and employees, increase its expenses, including amortization of goodwill, and materially and adversely affect its financial condition and results of operations. Furthermore, the incurrence or issuance of debt or equity securities may be attributed to the Company to fund any future acquisitions.

The ownership by the Company’s Officers and Directors of a large amount of our Common Stock may limit minority shareholders’ ability to influence corporate affairs.

Our officers and directors and their affiliates currently own an aggregate of 6,666,666 shares. Assuming that no options and warrants are exercised the Company would have outstanding 9,866,665 shares of common stock. In such event our officers and directors would own approximately 67.6% of our outstanding common stock and be in a position to significantly affect all matters requiring shareholder approval, including the election of directors.  The interests of our officers and directors may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding their decisions. This level of control may also have an adverse impact on the market value of our shares because they may institute or undertake transactions, policies or programs that result in losses, may not take steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

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

We may be exposed to potential risks resulting from requirements under the Sarbanes-Oxley Act of 2002.

In addition to the costs of compliance with having our Shares listed on the OTCBB, there are substantial penalties that could be imposed upon us if we fail to comply with all of regulatory requirements. In particular, under the Sarbanes-Oxley Act of 2002 we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. Furthermore, our independent registered public accounting firm may be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting. We have determined that our internal controls over financial reporting are ineffective.

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

Because we will be subject to the “Penny Stock” rules if the Shares are quoted on the over-the-counter bulletin board, the level of trading activity in the Shares may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on FINRA). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and shareholders may find it difficult to sell their shares.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws to the extent they prohibit trading absent compliance with individual state laws.

These restrictions may make it difficult or impossible to sell Shares in those states. There is no public market for the Shares, and there can be no assurance that any public market will develop in the foreseeable future. Transfer of the Shares may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, the Shares may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of the Shares. We may not be able to qualify securities for resale in states that do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, shareholders should consider the secondary market for our securities to be a limited one.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us, therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

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

All of the currently outstanding shares of our Common Stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding Common Stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an “automated quotation system” and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of two years.  Presently shares of restricted Common Stock held by non-affiliates of the Company may be sold, subject to compliance with Rule 144 six months after issuance. Sales under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.  We cannot predict whether the proposed rule will be adopted, and if adopted, what its final provisions will be and how it will affect our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

We do not own any property, real or otherwise.  Our principal offices are currently located at 402 W Broadway Ste 2800, San Diego, CA 92101. We occupy this office, which is leased by an associate of Harshawardhan Shetty, on a rent free basis.

In August 2010 we leased office space in Mumbai, India under a one year lease.  Monthly payments are approximately $850.

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

ITEM 4.  REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for the common stock.

Holders

There are approximately 40 holders of record of Firefish’s common stock as of March 31, 2011.

Transfer Agent

Our transfer agent is Pacific Stock Transfer of 500 E. Warm Springs Road, Suite 240, Las Vegas, NV 89119.

Dividend Policy

Holders of Firefish’s common stock are entitled to receive such dividends as may be declared by the Company’s board of directors.  The Company has not declared or paid any dividends on the Company’s common shares and it does not plan on declaring any dividends in the near future.  The Company currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities

Since our inception in April 2008, the Registrant has issued the following shares of Common Stock, Common Stock purchase Warrants and Options to purchase our Common Stock:

On April 30, 2008, the Company issued 6,666,666 shares of Common Stock to Harshawardhan Shetty for an aggregate purchase price of $6,667.

On June 30, 2008, the Company issued 3,155,555 shares of Common Stock in a private placement for an aggregate purchase price of $160,000 or $0.5 per share.

On June 30, 2008, the Company issued Warrants to purchase an additional 1,000,000 shares of Common Stock exercisable at $0.45 per share to Genesis Venture Fund India I, LP for an aggregate purchase price of $10,000.

In May and June 2010, Genesis Venture Fund India I, LP exercised 44,444 warrants at $0.45 for an aggregate of $20,000.

Under the common stock subscription agreement between Genesis Venture Fund India I LP and the Company, Genesis was required to invest an additional $60,000 by June 29, 2010 or 666,667 of its common shares in the Company would be canceled.  Firefish has given Genesis an extension on this requirement until August 15, 2011.

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

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking  statements are necessarily based upon estimates and assumptions that are inherently  subject to significant  business,  economic and competitive uncertainties and  contingencies,  many of which are beyond our control and many of which,  with  respect to future  business  decisions,  are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf.  We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of March 31, 2011, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

PLAN OF OPERATIONS

We were incorporated in Nevada in April 2008. We are an early stage company and have had limited business operations. For the period from inception through March 31, 2011, we have concentrated our efforts on developing a business plan, creating our websites and proprietary technologies and launching small scale operations. Those activities included, but were not limited to, securing initial capital in order to fund our operations.

While we have generated sustained revenue streams from intended operations, the Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time. We will need substantial additional capital to support our proposed operations.  We have no committed source for any funds as of date here.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised when needed, we may not be able to carry out our business plan, and could fail in business as a result of these uncertainties.

RESULTS OF OPERATIONS

For the Year Ended March 31, 2011 Compared to the Year Ended March 31, 2010

During the year ended March 31, 2011, we recognized revenues of $78,754 from operational activities.  During the year, we exited the developmental stage as we commenced our intended operations.  During the year ended March 31, 2010 we recognized revenues of $42,787 from our operational activities which included consulting engagements under contractual agreements during its development stage that may not be directly related to the projected on-going business of the Company.  The increase in sales of $35,967 was a result of the Company launching both its text message marketing services and educational certification services to consumers during fiscal 2011.

Costs of sales increased from $36,000 during the year ended March 31, 2010 to $58,420 during the year ended March 31, 2011. The increase was a result of increased revenue activity in fiscal 2011 and lower cost of sales in connection with one time consulting costs in fiscal 2010.

During the year ended March 31, 2011, we incurred an operational loss of $103,632 compared to an operational loss of $107,437 during the year ended March 31, 2010.  During the year ended March 31, 2011, we incurred total operating expenses of $123,966 compared to $114,224 during the year ended March 31, 2010.  The increase of $9,742 was a result of a net increase in general and administrative related expenses.

During the year ended March 31, 2011, we incurred a net loss of $103,632 compared to $107,437 during the year ended March 31, 2010.  The increase of $3,805 was a result of additional revenue as described above.

LIQUIDITY

At March 31, 2011, the Company had total current assets of $29,198, consisting of $18,217 in cash and $9,468 in accounts receivable and $1,513 of prepaid expenses.  At March 31, 2010, the Company had total current assets of $58,697, consisting of $49,697 in cash and $9,000 in accounts receivable.

During the year ended March 31, 2011, the Company used cash of $52,091 in its operational activities consisting of a net loss of $103,632, non-cash adjustments of $12,050, and changes in operating accounts of $39,491.  During the year ended March 31, 2010, the Company used cash of $80,078 in its operational activities consisting of a net loss of $107,437, which was adjusted for non-cash items of $21,000 of contributed capital expenses and changes in operating accounts of $6,359.

During the years ended March 31, 2011 and 2010, the Company did not use nor receive funds from its investing activities.

During the year ended March 31, 2011, the Company received $20,000 from its financing activities compared to zero during the year ended March 31, 2010.

Short Term.

On a short-term basis, the Company has not generated revenues sufficient to cover operations.  Based on prior history, the Company will continue to have insufficient revenue to satisfy current and recurring costs as it continues its small scale operations.  For short term needs the Company will be dependent on receipt, if any, of proceeds from financing activities.

Capital Resources

The Company has only common stock as its capital resource.

Firefish has no material commitments for capital expenditures within the next year, however if operations are scaled up, substantial capital will be needed to pay for advertising and further development of websites and proprietary technologies.

Need for Additional Financing

The Company does not have capital sufficient to meet its cash needs.  The Company will have to seek loans or equity placements to cover such cash needs.

No commitments to provide additional funds have been made by the Company’s management or other stockholders.  Accordingly, there can be no assurance that any additional funds will be available to Firefish to allow it to cover the Company’s expenses as they may be incurred.

The Company will need substantial additional capital to support its proposed operations.  The Company has had a short history of generating revenues.  The Company has no committed source for any funds as of the date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, and could fail in business as a result of these uncertainties.

There is no assurance that the Company will achieve additional monies or financing will be available in the future or, if available, will be at favorable terms.  In the event that the Company is unable to raise funds through the sale of its shares, the Company will have substantially less funds available to engage in its operational activities.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenues from consulting, educational and text message marketing services and 2) sponsored competition entry fees when (a) persuasive evidence that an agreement exists; (b) the products or services has been delivered or completed; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured. Revenues from consulting, educational and marketing services are generally recognized when the services have been performed as long as the other criteria have been met. Revenues from educational sponsored events, such as our English Olympiad, are recognized when the event has taken place

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operations do not employ financial instruments or derivatives which are market sensitive.  Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts.  Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss.   The Company’s cash holdings do not generate interest income.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of Firefish, Inc. and subsidiary for the years ended March 31, 2011 and 2010 appear as pages F-1 through F-13, at the end of the document.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 17, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm, due to the revocation of their registration with the Public Accounting Oversight Board (“PCOAB”.)

On the same date, August 17, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant’s new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor.

During the interim period preceding the engagement of Seale and Beers, CPAs, we had not consulted with Seale and Beers, CPAs regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-K.

During the subsequent interim periods thereto, there were no disagreements with Seale and Beers, CPAs whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Seale and Beers, CPAs satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's consolidated financial statements.

On March 17, 2011, Board of Directors of the Registrant dismissed Seale and Beers, CPAs, its independent registered public account firm.

On the same date, March 17, 2011, the accounting firm of Silberstein Ungar, PLLC was engaged as the Registrant’s new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Seale and Beers, CPAs and the engagement of Silberstein Ungar, PLLC as its independent auditor.

During the two most recent fiscal years and the interim period preceding the engagement of Silberstein Ungar, PLLC, we had not consulted with Silberstein Ungar, PLLC regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-K.

During the registrant’s two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Silberstein Ungar, PLLC whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Silberstein Ungar, PLLC’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's consolidated financial statements. The report of Silberstein Ungar, PLLC with respect to our consolidated financial statements for the years ended March 31, 2011 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles except for an explanatory paragraph relative to substantial doubt about our ability to continue as a going concern.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2011 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended March 31, 2011. The Company believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

•	Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions. The individual is also responsible for financial and regulatory reporting.

This material weakness was first identified by our Chief Executive and Principal Accounting Officer during the year ended March 31, 2010.  This weakness continues to exist as of the March 31, 2011 due to the small size of the Company. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as Firefish, Inc. directors or executive officers, including their ages as of March 31, 2011.

Name	Age	Position

Harshawardhan Shetty	36	President, Chief Executive Officer, Principal Financial and Accounting Officer and Director

Term of Office

Our Directors are appointed for an initial term of one year or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board or the Shareholders of the Company. We may have staggered terms when the number of directors increases to seven or more.

Significant Employees

We have one significant employee: Harshawardhan Shetty, who serves as our President and CEO. We have a written employment agreement with Mr. Shetty.

Biographical Information

Harshawardhan Shetty, Sole Officer and Director since 2008

Presently, Mr. Shetty is the full-time sole officer and director of Firefish.  Prior to his founding Firefish in April of 2008, Mr. Shetty was employed as an Investment Banker in the Media and Telecommunications franchise of Citigroup Global Markets in New York, NY from August 2007 until May of 2008.  From August 2005 until May 2007, Mr. Shetty was a student at the Tuck Business School at Dartmouth, where he received his MBA.  Prior to attending Tuck, Mr. Shetty was employed as a manager in strategy and business development at a large Indian based NGO, Pratham, based in Mumbai India, where he served from December of 2003 until June of 2005.  Mr. Shetty was also previously employed at i2 Technologies, based in Dallas, Texas, in consulting and business development and at Infosys, in Bangalore, India, as a computer programmer.  Mr. Shetty has a bachelor of technology degree in Mechanical Engineering from IIT Madras and a Master of Science degree in Mechanical Engineering from the University of Maryland, College Park.

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

Independent Directors. None of our current Directors are “independent,” as defined in rules promulgated by the Securities & Exchange Commission, NASDAQ, or various stock exchanges.

Committees. Our board of directors currently does not have an audit committee, compensation committee or any other committee. We are looking for a suitable candidate who meets the definition of “financial expert” and would be independent, to join our board of directors and chair our audit committee. We intend to form an audit committee, compensation committee and other committees of our Board when we recruit additional independent directors, including a financial expert and other directors with the experience necessary for audit committee membership.

Code of Ethics. We have not adopted a code of ethics applicable to our executives, as defined by applicable rules of the SEC. We intend to adopt a code of ethics after we recruit independent directors and when we do, the code will be publicly available on our web site at www.firefish.in. If we make any amendments to our code of ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our code of ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our web site at www.firefish.in and/or in a report on Form 8-K filed with the SEC.

 ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended March 31, 2011 and 2010. The table sets forth this information for Firefish Inc., including salary, bonus, and certain other compensation to the Board members and named executive officers for the past two fiscal years and includes all Board Members and Officers as of March 31, 2011.

SUMMARY EXECUTIVES COMPENSATION TABLE

Name & Position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Non- equity incentive plan compensation ($)	Non- qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Harshawardhan Shetty, President, CEO and Principal Financial & Accounting Officer (1)	2011 2010	$ $	63,900 63,900	0 0	0 0	0 0	0 0	0 0	0 0	$ $	63,900 63,900

(1)	The Company has entered into an Employment Agreement with Harshawardhan Shetty dated November 12, 2008.

On November 12, 2008, Mr. Shetty entered into an Employment Agreement with the Company.  The Employment Agreement provides that Mr. Shetty may receive a monthly salary of $5,000, which he has begun to draw as of August 1, 2008.  The Employment Agreement provides that Mr. Shetty’s 6,666,666 common shares of the Company are subject to repurchase by the Company at $0.001 per share until the second anniversary of the Employment Agreement, but only in the event his services to the Company are terminated voluntarily or with Cause, as defined in the Employment Agreement.  The Employment Agreement provides that our sole executive officer is eligible to participate in our equity incentive plans and other employee benefit programs, if any.  However, there can be no assurance that we will adopt such plans.

Mr. Shetty’s employment is “at will” and therefore his Employment Agreement does not have a date of termination.  Mr. Shetty’s employment can be terminated with or without cause.  As Mr. Shetty is the sole director and officer of the Company and as such the terms of his employment agreement have not been negotiated with or approved by a disinterested third party.

Director Compensation

Currently members of the Board of Directors do not receive compensation for their services as Board members.  The Company may adopt a policy which will compensate existing and/or new  board members. Board members may receive additional compensation for participating in the Committees.  The amount of any compensation paid to board members and/or committee members will be set and approved by the board based on the Board’s review of compensation paid by companies which are similarly situated to the Company.

The following table sets forth certain information concerning compensation paid to the Company’s directors during the year ended March 31, 2011:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non- qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Harshawardhan Shetty (1)	$-0-	$-0-	$-0-	$-0-	$-0-	$63,900	$63,900

(1)	Mr. Shetty is the sole officer of Firefish and pursuant to the terms of his employment agreement, received a salary of $63,900 during the year ended March 31, 2011.

All of the Company’s officers and/or directors will continue to be active in other companies.  All officers and directors have retained the right to conduct their own independent business interests.

EQUITY COMPENSATION PLAN INFORMATION

The Company has not established an equity compensation plan or Incentive Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of Firefish, Inc. outstanding common stock by:

•	each person who is known by the Company to be the beneficial owner of five percent (5%) or more of the Company’s common stock;

•	all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of the Company’s common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of the Company’s common stock that the Company believes was beneficially owned by each person or entity as of March 31, 2011.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner*	Percent of Class (1)
Common shares	Harshawardhan Shetty, President, CEO and Principal Financial & Accounting Officer & Director	6,666,666	67.9% %
Common shares	Genesis Venture Fund India I, LP 12707 High Bluff Drive, Suite 140 San Diego, CA 92130 (2)	1,030,278	10.3%
Common shares	James Price PO Box 5005 3103 Rancho Santa Fe, CA 92067(3)	644,442	6.6%

Common shares	All Directors and Executive Officers as a Group (1 person)	6,666,666	67.9%

(1)	At March 31, 2011, the Company had 9,866,665 shares of its common stock issued and outstanding.
(2)
Includes 133,334 shares of common stock underlying warrants exercisable at $0.45 per share.  Mr. Price has the sole voting and dispositive control over the shares held by Genesis Venture Fund India I, LP.

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

The Company has utilized offices leased from associates of Harshawardhan Shetty without charge. In August 2010 we leased office space in Mumbai, India under a one year lease.  Monthly payments are approximately $850.

On November 12, 2008, Mr. Shetty entered into an Employment Agreement with the Company.  The Employment Agreement provides that Mr. Shetty may receive a monthly salary of $5,000, which he has begun to draw as of August 1, 2008.  The Employment Agreement provides that Mr. Shetty’s 6,666,666 common shares of the Company are subject to repurchase by the Company at $0.001 per share until the second anniversary of the Employment Agreement, but only in the event his services to the Company are terminated voluntarily or with Cause, as defined in the Employment Agreement.  The Employment Agreement provides that our sole executive officer is eligible to participate in our equity incentive plans and other employee benefit programs, if any.  However, there can be no assurance that we will adopt such plans.

Mr. Shetty’s employment is “at will” and therefore his Employment Agreement does not have a date of termination.  Mr. Shetty’s employment can be terminated with or without cause.  As Mr. Shetty is the sole director and officer of the Company and as such the terms of his employment agreement have not been negotiated with or approved by a disinterested third party.

Affiliates

The Company conducted a private placement in June of 2008, in which it sold 3,155,555 shares of the Company’s common stock for an aggregate price of $160,000.  It also sold warrants to purchase 1,000,000 shares at an exercise price of $0.45 to Genesis Venture Fund India I, LP of which as of March 31, 2011, 133,334 remain exercisable.  Genesis paid $10,000 for these warrants.  Genesis currently owns 852,500 shares of the Company’s common stock, which it purchased in the June 2008 private placement.  Affiliates of Genesis, James Price and Jonathan Dariyanani, own 644,444 and 335,000 shares of the Company’s common stock, respectively.  Messrs. Price and Dariyanani do not have any beneficial ownership of the shares owned by Genesis, but they do have the right, as principals of Genesis, to vote the Genesis shares until those shares are distributed to Genesis limited partners in accordance with the applicable limited partnership agreement.  In fiscals 2011, the Genesis Venture Fund India I, LP exercised 44,444 warrants at $0.45 for an aggregate of $20,000.  Total shares of the Company’s common stock held by Genesis Venture Fund India I, LP is 896,944 as of March 31, 2011.

The Company has also entered into an agreement with Zoma Ventures, LLC.  Zoma Ventures, LLC has agreed to manage the public offering process for Firefish including hiring additional service providers and making disbursements to the Company’s independent auditors, legal counsel and other service providers. Firefish has expensed $12,050 and $36,000 in services contributed by Zoma Ventures through March 31, 2011 and 2010, respectively.  Zoma Ventures is controlled by Jonathan Dariyanani.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL.  On August 17, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm, due to the revocation of their registration with the Public Accounting Oversight Board (“PCOAB”.)  On the same date, August 17, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant’s new independent registered public account firm.

On March 17, 2011, Board of Directors of the Registrant dismissed Seale and Beers, CPAs, its independent registered public account firm.  On the same date, March 17, 2011, the accounting firm of Silberstein Ungar, PLLC was engaged as the Registrant’s new independent registered public account firm. Silberstein Ungar, PLLC is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining Silberstein Ungar, PLLCs independence.

The following table represents aggregate fees billed to the Company for the years ended March 31, 2011 and 2010 by Seale and Beers CPAs and Silberstein Ungar, PLLC.

	Year Ended March 31,
	2011	2010
Audit Fees	$16,750	$21,000	*

Audit-related Fees	$0	$0

Tax Fees	$0	$0

All Other Fees	$0	$0

Total Fees	$16,750	$21,000

*The audit fees paid during the  years ended March 31, 2011 and 2010 paid on the Company’s behalf by Zoma Ventures, LLC were $4,000 and $21,000, respectively.

All audit work was performed by the auditors' full time employees.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

(a)	Audited consolidated financial statements for years ended March 31, 2011 and 2010

Exhibit Number	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
4.1	Specimen Common Stock Certificate*
4.2	Subscription Agreement between the Company and Genesis Venture Fund India I, LP on June 30, 2008*
5.1	Opinion of Zoma Law Group, LLC.*
10.1	Employment Agreement between the Company and Harshawardhan Shetty on November 12, 2008*
10.2	Form of Common Stock Subscription Agreement between the Company and Investors dated June 20, 2008*

10.3	Services Agreement between the Company, Zoma Ventures, LLC and Genesis Venture Fund India I, LP dated June 30, 2008*
31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act**
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act**

*Previously Filed

** Filed herewith

FIREFISH, INC.

Consolidated Financial Statements for the Years Ended March 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Firefish, Inc.

We have audited the accompanying consolidated balance sheet of Firefish, Inc. and Subsidiary as of March 31, 2011 and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conduct our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firefish, Inc. and Subsidiary as of March 31, 2011, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not recognized significant revenues and has an accumulated deficit of $277,037, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

August 5, 2011

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Firefish, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Firefish, Inc. (A Development Stage Company) as of March 31, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Firefish, Inc. (A Development Stage Company) as of March 31, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2010 and since inception on April 29, 2008 through March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the accompanying financial statements, the Company has restated its 2010 financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company does not have revenues sufficient to cover operating expenses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
October 4, 2010 except for Note 7, August 5, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

Firefish, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31,	March 31,
	2011	2010
		(restated)
ASSETS

CURRENT ASSETS
Cash	$18,217	$49,697
Accounts receivable - customers	9,468	9,000
Prepaids and other current assets	1,513	-

TOTAL CURRENT ASSETS	29,198	58,697

TOTAL ASSETS	$29,198	$58,697

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$22,678	$9,966
Accounts payable and accrued expenses - related parties	37,660	8,900

TOTAL CURRENT LIABILITIES	60,338	18,866

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value; 100,000,000 shares authorized;
9,866,665 and 9,822,221 shares issued and outstanding at
March 31, 2011 and 2010, respectively	9,867	9,822
Additional paid-in capital	234,850	202,845
Accumulated other comprehensive income	1,180	569
Accumulated deficit	(277,037)	(173,405)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(31,140)	39,831

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$29,198	$58,697

The accompanying notes are an integral part of these consolidated financial statements.

Firefish, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Income

	For the Year Ended
	March 31,
	2011	2010
		(restated)

REVENUES	$78,754	$42,787
COST OF SALES	58,420	36,000
GROSS MARGIN	20,334	6,787

OPERATING EXPENSES

General and administrative	63,966	26,433
General and administrative - related party	60,000	87,791

TOTAL OPERATING EXPENSES	123,966	114,224

LOSS FROM OPERATIONS	(103,632)	(107,437)
INCOME TAX EXPENSE	-	-

NET LOSS	(103,632)	(107,437)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment gain (loss)	611	5,557

COMPREHENSIVE LOSS	$(103,021)	$(101,880)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	9,861,125	9,822,221

The accompanying notes are an integral part of these consolidated financial statements.

Firefish, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity (Deficit)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance March 31, 2009	9,822,221	$9,822	$181,845	$(4,988)	$(65,968)	$120,711

Contributed capital - related party	-	-	21,000	-	-	21,000

Cumulative translation adjustment	-	-	-	5,557	-	5,557

Net loss (as restated)	-	-	-	-	(107,437)	(107,437)

Balance March 31, 2010	9,822,221	9,822	202,845	569	(173,405)	39,831

Warrants exercised at $0.45 per share	44,444	45	19,955	-	-	20,000

Contributed capital - related party	-	-	12,050	-	-	12,050

Cumulative translation adjustment	-	-	-	611	-	611

Net loss	-	-	-	-	(103,632)	(103,632)

Balance March 31, 2011	9,866,665	$9,867	$234,850	$1,180	$(277,037)	$(31,140)

The accompanying notes are an integral part of these consolidated financial statements.

Firefish, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Year Ended
	March 31,
	2011	2010
		(restated)
OPERATING ACTIVITIES
Net loss	$(103,632)	$(107,437)
Adjustments to reconcile net loss to
net cash used in operating activities:
Services contributed to capital	12,050	21,000
Changes in operating assets and liabilities:
Accounts receivable - customers	(468)	-
Prepaids and other current assets	(1,513)	-
Accounts payable and accrued expenses	12,712	6,359
Accounts payable and accrued expenses - related party	28,760	-
NET CASH USED IN OPERATING ACTIVITES	(52,091)	(80,078)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	20,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	-

FOREIGN CURRENCY EFFECT ON CASH	611	5,557

NET DECREASE IN CASH	(32,091)	(80,078)

CASH - Beginning of year	49,697	124,218

CASH - End of year	$18,217	$49,697

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Nature of Business and Development Stage Activities

Firefish, Inc. (the “Company”) was incorporated in the State of Nevada on April 29, 2008 (“Inception”).  The Company’s primary operations are in India and have incurred net losses since inception of approximately $277,000.

The Company offers mobile and internet marketing services to retailers. The Company also offers educational services to young learners and young adults. On an annual basis, in January and February the Company hosts an English competency competition referred to as the English Olympiad.

Through June 30, 2010, the Company was deemed to be in the development stage, as defined in Accounting Standards Codification (“ASC”) topic 915 “Development Stage Entities”.  During the three month period ended September 30, 2010, management determined that due to significant and sustained revenue streams from intended operations, the Company exited the development stage.  Thus, the Company is no longer required to report its stock issuances from inception, nor include inception-to-date information in its statements of operations and cash flows.

2.             Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has incurred net losses of approximately $277,000 since inception.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management anticipates that the Company will be dependent, for the foreseeable future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.             Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”) using the accrual basis of accounting.  Outlined below are those policies considered particularly significant.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

The carrying amounts reported in the accompanying consolidated financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

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

As of March 31, 2011 and 2010, the Company does not have any level 1, 2, or 3 assets or liabilities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Firefish Networks Private Limited, an entity formed under the laws of the nation of India. All significant intercompany transactions have been eliminated in the consolidation.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 133,334 and 1,000,000 common stock equivalents outstanding as of March 31, 2011 and 2010, respectively, which are excluded because they are considered anti-dilutive.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses.  It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of March 31, 2011 and 2010, there have been no such charges.

Revenue Recognition

The Company recognizes revenues from consulting, educational and text message marketing services and 2) sponsored competition entry fees when (a) persuasive evidence that an agreement exists; (b) the products or services has been delivered or completed; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured. Revenues from consulting, educational and marketing services are generally recognized when the services have been performed as long as the other criteria have been met. Revenues from educational sponsored events, such as our English Olympiad, are recognized when the event has taken place. As of March 31, 2011, we have no deferred revenues or costs of these revenues as our competition took place in January and February and all previously deferred revenues and costs were recognized.

Comprehensive Income

The Company recorded Other Comprehensive Income for the years ended March 31, 2011 and 2010 of $611 and $5,557, respectively, as the result of currency translation adjustments.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company has incurred $111 and $485 in advertising expense for the years ended March 31, 2011 and 2010, respectively.

Income Taxes

The Company follows ASC 740, Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

	March 31,
	2011	2010

Income tax expense at statutory rate	$(40,416)	$(38,390)
Valuation allowance	40,416	38,390
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	March 31,
	2011	2010

NOL Carryover	$60,999	$38,390
Accrued liabilities	17,807	-
Valuation allowance	(78,806)	(38,390)
Net deferred tax asset	$-	$-

During the year ended March 31, 2011, the valuation allowance increased by $40,416.  At March 31, 2011 the Company had approximately $222,000 of federal and state gross net operating losses available. The net operating loss carry forward, if not utilized, will begin to expire in 2031 for federal purposes and 2021 for state purposes.

Based on the available objective evidence, including the Company’s limited operating history and current liabilities in excess of assets, management believes it is more likely than not that the net deferred tax assets at March 31, 2011, will not be fully realizable. Due to the uncertainty surrounding realization of the deferred tax asset, the Company has provided a full valuation allowance against its net deferred tax assets at March 31, 2011.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-based Compensation

As of March 31, 2011, the Company has not issued any share-based payments to its employees or third-party consultants.

The Company will account for stock options issued to employees and consultants under Accounting Standards Codification (“ASC”) 718 “Compensation-Stock Compensation”. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.

The Company will measure compensation expense for its non-employee stock-based compensation under ASC 505 “Equity”. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Concentration of Risks

The Company maintains its cash accounts in a commercial bank.  The total cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, although on January 1, 2014 this amount is scheduled to return to $100,000 per depositor, per insured bank.

During the years ended March 31, 2011 and 2010 one customer accounted for 41% and 84% of the revenue, respectively.  As of March 31, 2011 and 2010 one customer accounted for 85% and 89% of the accounts receivable, respectively.  Management believes the loss of these organizations would have a material impact on the Company’s financial position, results of operations, and cash flows.

Foreign Exchange

The consolidated financial statements are presented in United States Dollars, (“USD”), the reporting currency.  The functional currency for the financial statements is Indian Rupees and in accordance with ASC Topic 830, "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated to their USD equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date.  Revenue and expenses were translated at the prevailing rate of exchange at the date of the transaction.  Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, Comprehensive Income (Topic 220): “Presentation of Comprehensive Income”, or ASU 2011-05. The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations: (Topic 805): “Disclosure of Supplementary Pro Forma Information for Business Combinations”. The amendments in this ASU affect any public entity, as defined by Topic 805 Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles — Goodwill and Other” (Topic 350): “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts:. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.             Common Stock

In May 2010, Genesis Venture Fund India, LLP (“Genesis”) completed a partial exercise of its warrants to purchase 1,000,000 common shares of the Company at $0.45 per share by tendering $10,000 for the purchase of 22,222 shares.  In June 2010, Genesis purchased 22,222 additional shares at $0.45 per share for $10,000. Under the initial terms of the agreement, the warrants were due to expire on June 29, 2010. On June 29, 2010, the Company extended the expiration date of warrants to purchase 133,334 shares of common stock until August 15, 2011.

5.             Related Party Transactions

An officer of the Company has agreed to pay for certain costs in connection with the Company’s public filing requirements. These costs included legal and accounting fees. During the year ended March 31, 2011 and 2010 this officer paid $12,050 and $21,000 of these fees, respectively.  The Company accounts for these amounts as a contribution of capital to additional paid-in capital.

In addition, the Company has an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes. As of March 31, 2011 and 2010, included within accounts payable and accrued expenses - related parties is accrued salary and payroll taxes due under the agreement of $37,660 and $8,900, respectively.

6.             Subsequent Events

The Company has evaluated events subsequent to March 31, 2011 and has determined that no events, other than those disclosed above, have occurred that would materially affect the consolidated financial statements above.

7.             Restatement

This Company has restated the consolidated financial statements as of March 31, 2010 and for the year then ended due to the discovery of a $9,000 liability in which should have been reflected as of March 31, 2010. In addition, to be consistent with the financial statement presentation for the year ended March 31, 2011, the Company has reclassed consulting costs of $36,000 directly related to revenues generated from general and administrative cost to cost of sales sold during the year ended March 31, 2010. There was no impact on the loss per share for both periods presented. The effects of the errors are disclosed below:

Balance Sheet	Original	As Restated	Difference

Accounts payable and accrued expenses	$966	$9,966	$9,000
Total liabilities	9,866	18,866	9,000

Accmulated deficit	(164,405)	(173,405)	(9,000)
Total stockholders' equity	48,831	39,831	(9,000)

Total liabilities and stockholders' equity	$58,697	$58,697	$-

Statement of Operations	Original	As Restated	Difference

Cost of sales	$-	$36,000	$36,000
Gross margin	42,787	6,787	(36,000)

General and administrative	53,433	26,433	(27,000)
Total operating expenses	141,224	114,224	(27,000)

Loss from operations	(98,437)	(107,437)	(9,000)
Net loss	(98,437)	(107,437)	(9,000)
Comprehensive loss	$(92,880)	$(101,880)	$(9,000)
Basic and dilutive loss per share	$(0.01)	$(0.01)	$-

Statement of Cash Flows	Original	As Restated	Difference

Net loss	(98,437)	(107,437)	(9,000)
Change in accounts payable and accrued expenses	(2,641)	6,359	9,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREFISH, INC.

Dated: August 5, 2011
By:	/s/ Harshawardhan Shetty
Harshawardhan Shetty, President, CEO and Principal Financial & Accounting Officer & Director

30