Form 10-Q
period 2011-06-30
Firefish, Inc
filed 2011-08-18
CIK 1445883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________
(Mark One)

 [ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[  ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 333-156637

FIREFISH, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2515882
(State of Incorporation)	(IRS Employer ID Number)

402 W Broadway Ste 2800, San Diego, CA 92101
 (Address of principal executive offices)

(917) 310-4718
(Registrant's Telephone number)

Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  past 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2)  has  been  subject  to the  filing requirements for the past 90 days. Yes [X]No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [ ]     No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 22, 2011 there were 9,866,665 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements of Firefish, Inc. and subsidiary

Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011	F-1

Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2011 and 2010	F-2

Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2011 and 2010	F-3

Notes to the Consolidated Financial Statements	F-4

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	March 31,
	2011	2011

ASSETS

CURRENT ASSETS
Cash	$25,407	$18,217
Accounts receivable - customers	9,468	9,468
Prepaids and other current assets	684	1,513

TOTAL CURRENT ASSETS	35,559	29,198

TOTAL ASSETS	$35,559	$29,198

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$21,295	$22,678
Accounts payable and accrued expenses - related party	52,660	37,660

TOTAL CURRENT LIABILITIES	73,955	60,338

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 100,000,000 shares authorized;
9,866,665 and 9,866,665 shares issued and outstanding at
June 30, 2011 and March 31, 2011, respectively	9,867	9,867
Additional paid-in capital	234,850	234,850
Accumulated other comprehensive income	868	1,180
Accumulated deficit	(283,981)	(277,037)

TOTAL STOCKHOLDERS' DEFICIT	(38,396)	(31,140)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$35,559	$29,198

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	For the Three Months Ended
	June 30,
	2011	2010

REVENUES	$17,554	$10,165
COST OF SALES	11,400	9,425
GROSS MARGIN	6,154	740

OPERATING EXPENSES

General and administrative	17,967	11,961
General and administrative - related party	15,131	15,000

TOTAL OPERATING EXPENSES	33,098	26,961

LOSS FROM OPERATIONS	(26,944)	(26,221)
OTHER INCOME - RELATED PARTY	20,000	-

NET LOSS	(6,944)	(26,221)

OTHER COMPREHENSIVE INCOME
Foreign currency translation
adjustment gain (loss)	(312)	172

COMPREHENSIVE LOSS	$(7,256)	$(26,049)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	9,866,665	9,835,408

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	June 30,
	2011	2010

OPERATING ACTIVITIES
Net loss	$(6,944)	$(26,221)
Adjustments to reconcile net loss to
net cash used in operating activities:
Services contributed to capital	-	4,000
Changes in operating assets and liabilities:
Accounts receivable - customers	-	8,532
Prepaids and other current assets	829	(435)
Accounts payable and accrued expenses	(1,383)	-
Accounts payable and accrued expenses - related party	15,000	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITES	7,502	(14,124)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	-	20,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	20,000

FOREIGN CURRENCY EFFECT ON CASH	(312)	(251)

NET INCREASE IN CASH	7,502	5,876

CASH - Beginning of period	18,217	49,697

CASH - End of period	$25,407	$55,322

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.           Nature of Business and Development Stage Activities

Firefish, Inc. (the “Company”) was incorporated in the State of Nevada on April 29, 2008 (“Inception”).  The Company’s primary operations are in India.

The Company offers mobile and internet marketing services to retailers. The Company also offers educational services to young learners and young adults. On an annual basis, in January and February the Company hosts an English competency competition referred to as the English Olympiad.

2.           Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has incurred net losses of approximately $284,000 since inception.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

3.           Summary of Significant Accounting Policies

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2011, and the results of its operations and cash flows for the three months ended June 30, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited consolidated financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended March 31, 2011.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

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

Fair Value of Financial Instruments

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 133,334 and 977,778 common stock equivalents outstanding as of June 30, 2011 and 2010, respectively, which are excluded because they are considered anti-dilutive.

Concentration of Risks

During the periods ended June 30, 2011 and 2010 one customer accounted for 51.3% and 89.0% of the revenue, respectively.  As of June 30, 2011 one customer accounted for 95.1% of the accounts receivable.  Management believes the loss of this customer would not have a material impact on the Company’s financial position, results of operations, and cash flows.

4.           Common Stock

On May 21, 2010, Genesis Venture Fund India, LLP (“Genesis”), a related party due to significant holdings of the Company’s common stock, completed a partial exercise of its warrants to purchase 1,000,000 common shares of the Company at $0.45 per share by tendering $10,000 for the purchase of 22,222 shares.  On June 16, 2010, Genesis exercised warrants for an additional 22,222 shares at $0.45 per share for $10,000.

Under the initial terms of the agreement, the warrants were due to expire on June 29, 2010. On June 29, 2010, the Company extended the expiration date of warrants to purchase 133,334 shares of common stock until August 15, 2011. On August 1, 2011, the Company further extended the expiration date of warrants to purchase 133,334 shares of common stock until October 15, 2011.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

5.           Related Party Transactions

A former officer and current shareholder of the Company has agreed to pay for certain costs in connection with the Company’s public filing requirements. These costs included legal and accounting fees. During the three months ended June 30, 2011 and 2010, this officer paid $0 and $4,000 of these fees, respectively.  The Company accounts for these amounts as a contribution of capital to additional paid-in capital.

In addition, the Company has an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes. As of June 30, 2011, included within accounts payable and accrued expenses - related parties are accrued salary and payroll taxes due under the agreement of $52,660.

On April 15, 2011, the Company entered into a consulting agreement with Aero Financial, Inc (“Aero”), a significant shareholder of the Company. Under the terms of the agreement the Company is to perform services related to business plan development, capital raising and overall management of one of Aero’s business ventures. Under the terms of the agreement, the Company was to be paid $10,000 per month for the term beginning April 1, 2011 through termination of December 31, 2011. On May 31, 2011, the agreement was terminated by the Company. The $20,000 received under the agreement has been classified as other income on the accompanying statement of operations and comprehensive loss due to the consulting services provided not being one of the Company’s primary lines of operation.

6.            Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

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

The Company’s independent registered public accounting firm’s report on the Company’s financial statements as of March 31, 2011 included a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

During the three months ended June 30, 2011, we recognized revenues of $17,554 compared to $10,165 during the three months ended June 30, 2010.  The increase in revenues of $7,389 was a result of the Company was a result of growth of our mobile advertising businesses. The Company acquired more customers by increasing marketing efforts.. During the three months ended June 30, 2011, we recognized a cost of sales of $11,400 resulting in a gross profit of $6,154; compared to cost of sales of $9,425 and gross profit of $740 during the same period in 2010.  The increase in gross profit in the current period was a result of growth of our mobile advertising business. Although cost of sales went up compared to June 30, 2010, the margin of the business resulted in increased gross profit.

During the three months ended June 30, 2011, we incurred operational expenses of $33,098 compared to $26,961 during the three months ended June 30, 2010.  The $6,137 increase was a result of an increase in general and administrative costs.  The increase in general and administrative expenses was a result of the Company’s increased activities in maintaining its financial reporting status with the Securities and Exchange Commission (SEC).  The Company expects to see a trend in this increase as it continues to work to remain current with the SEC.

During the three months ended June 30, 2011, we recorded other income of $20,000 compared to $0 during the three months ended June 30, 2010. The increase was directly related to a consulting agreement we entered into, and then terminated, during fiscal 2012.

LIQUIDITY

At June 30, 2011, we have total current assets of $35,559, consisting of cash, accounts receivable, and prepaids and other.  At June 30, 2011, we have total liabilities of $73,955 and a working capital deficit of $38,396.

During the three months ended June 30, 2011, cash provided by operating activities was $7,502.  During the three months ended June 30, 2011, we recognized a net loss of $6,944, which was offset by an increase in changes of operating assets and liabilities of $14,446.

During the three months ended June 30, 2010, we recognized a net loss of $26,221. During the three months ended June 30, 2010, we used $14,124 in operating activities which included the net loss of $26,221, changes in operating assets and liabilities of $8,097, and contributed capital of $4,000.

During the three months ended June 30, 2011 and 2010, we did not use or receive any funds from investment activities.

During the three months ended June 30, 2010, we received $20,000 from financing activities which consisted of proceeds from the exercise of warrants.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended June 30, 2011.  Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of June 30, 2011. Management believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

·	Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions. The individual is also responsible for financial and regulatory reporting.

This material weakness was first identified by our Chief Executive and Principal Accounting Officer during the year ended March 31, 2010.  This weakness continues to exist as of June 30, 2011 due to the small size of the Company. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Quarterly Report on Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 31.1	Certification of Chief Executive/Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Principal Executive/Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREFISH, INC.
(Registrant)

Dated: August 18, 2011	By: /s/Harshawardhan Shetty
Harshawardhan Shetty
President, Chief Executive Officer and Principal
Accounting Officer