Form 10-Q
period 2011-09-30
Firefish, Inc
filed 2011-11-02
CIK 1445883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________
(Mark One)

[ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(917) 310-4718
(Registrant's Telephone number)

Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  past 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2)  has  been  subject  to the  filing requirements for the past 90 days.                        Yes [X]               No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                 Yes [  ]           No [  ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of  November 1, 2011 there were 9,866,665 shares of the registrant’s common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements of Firefish, Inc. and subsidiary

Consolidated Balance Sheets as of September 30, 2011 and March 31, 2011	F-1

Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended September 30, 2011 and 2010	F-2

Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2011 and 2010	F-3

Notes to the Consolidated Financial Statements	F-4

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	March 31,
	2011	2011

ASSETS

CURRENT ASSETS
Cash	$27,783	$18,217
Accounts receivable - customers	9,468	9,468
Deferred cost of sales	16,127	-
Prepaids and other current assets	-	1,513

TOTAL CURRENT ASSETS	53,378	29,198

TOTAL ASSETS	$53,378	$29,198

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,884	$22,678
Accounts payable and accrued expenses - related party	67,660	37,660
Deferred revenue	52,651	-

TOTAL CURRENT LIABILITIES	128,195	60,338

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 100,000,000 shares authorized;
9,866,665 and 9,866,665 shares issued and outstanding at
September 30, 2011 and March 31, 2011, respectively	9,867	9,867
Additional paid-in capital	234,850	234,850
Accumulated other comprehensive income	(4,528)	1,180
Accumulated deficit	(315,006)	(277,037)

TOTAL STOCKHOLDERS' DEFICIT	(74,817)	(31,140)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$53,378	$29,198

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUES	$15,686	$18,757	$33,240	$28,922
COST OF SALES	14,229	12,111	25,629	21,536
GROSS MARGIN	1,457	6,646	7,611	7,386

OPERATING EXPENSES

General and administrative	27,446	5,795	45,413	17,756
General and administrative - related party	15,000	15,000	30,131	30,000

TOTAL OPERATING EXPENSES	42,446	20,795	75,544	47,756

LOSS FROM OPERATIONS	(40,989)	(14,149)	(67,933)	(40,370)
OTHER INCOME - RELATED PARTIES	(9,964)	-	(29,964)	-

NET LOSS	(31,025)	(14,149)	(37,969)	(40,370)

OTHER COMPREHENSIVE LOSS
Foreign currency translation
adjustment gain (loss)	(5,396)	501	(5,708)	673

COMPREHENSIVE LOSS	$(36,421)	$(13,648)	$(43,677)	$(39,697)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	9,866,665	9,866,665	9,866,665	9,837,764

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	September 30,
	2011	2010

OPERATING ACTIVITIES
Net loss	$(37,969)	$(40,370)
Adjustments to reconcile net loss to
net cash used in operating activities:
Services contributed to capital	-	4,000
Changes in operating assets and liabilities:
Accounts receivable - customers	-	(2,241)
Prepaids and other current assets	1,513	(3,167)
Deferred cost of sales	(16,127)	(11,339)
Accounts payable and accrued expenses	(14,794)	3,184
Accounts payable and accrued expenses - related party	30,000	(1,240)
Deferred revenue	52,651	24,728
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITES	15,274	(26,445)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	-	20,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	20,000

FOREIGN CURRENCY EFFECT ON CASH	(5,708)	673

NET INCREASE (DECREASE) IN CASH	9,566	(5,772)

CASH - Beginning of period	18,217	49,697

CASH - End of period	$27,783	$43,925

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Contributed capital - related party	$-	$4,000

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

2.           Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has incurred net losses of approximately $315,000 since inception.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

3.           Summary of Significant Accounting Policies

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2011, and the results of its operations and cash flows for the three and six months ended September 30, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited consolidated financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended March 31, 2011.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 133,334 and 977,778 common stock equivalents outstanding as of September 30, 2011 and 2010, respectively, which are excluded because they are considered anti-dilutive.

Concentration of Risks

During the three months ended September 30, 2011 and 2010 one customer accounted for 57.4% and 48.0% of revenues, respectively. During the six months ended September 30, 2011 and 2010 one customer accounted for 54.2% and 62.2% of the revenue, respectively.  As of September 30, 2011 and 2010 one customer accounted for 95.1% of the accounts receivable.  Management believes the loss of this customer would not have a material impact on the Company’s financial position, results of operations, and cash flows.

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

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

5.           Related Party Transactions

A former officer and current shareholder of the Company has agreed to pay for certain costs in connection with the Company’s public filing requirements. These costs included legal and accounting fees. During the three and nine months ended September 30, 2011 and 2010, this officer paid $0, $4,000, $0, and $4,000 of these fees, respectively.  The Company accounts for these amounts as a contribution of capital to additional paid-in capital.

In addition, the Company has an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes. As of September 30, 2011, included within accounts payable and accrued expenses - related parties are accrued salary and payroll taxes due under the agreement of $67,660.

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

On July 15, 2011, the Company entered into a consulting agreement with Spectral Capital Corporation, whose Legal Counsel is a shareholder of the Company. Under the terms of the agreement the Company is to perform services related to creating a professional presentation. Under the terms of the agreement, the Company was to be paid $10,000. The $10,000 received under the agreement has been classified as other income on the accompanying statement of operations and comprehensive loss due to the consulting services provided not being one of the Company’s primary lines of operation.

6.           Subsequent Events

On October 15, 2011, the Company extended the expiration of a common stock subscription agreement with Genesis in which Genesis was required to invest an additional $60,000 by June 29, 2010 or have 666,667 of its common shares cancelled.  The Company has extended the requirement until December 31, 2011.

Management has assessed subsequent events through November 2, 2011, the date of issuance of these financial statements.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

During the three months ended September 30, 2011, we recognized revenues of $15,686 compared to $18,757 during the three months ended September 30, 2010.  The decrease in revenues of $3,071 was a result of delay in one of our projects related to the teaching of the English language. During the three months ended September 30, 2011, we recognized a cost of sales of $14,229 resulting in a gross profit of $1,457; compared to cost of sales of $12,111 and gross profit of $6,646 during the same period in 2010.  The decrease in gross profit in the current period was a result of delay in one of our projects related to the teaching of the English language.

During the three months ended September 30, 2011, we incurred operational expenses of $42,446 compared to $20,795 during the three months ended September 30, 2010.  The $21,651 increase was a result of an increase in general and administrative costs.  The increase in general and administrative expenses was a result of the Company’s increased activities in maintaining its financial reporting status with the Securities and Exchange Commission (SEC) along with the increased use of consultants and costs related to growth of the mobile advertising business. The Company expects to see a trend in this increase as it continues to work to remain current with the SEC and expand the business to accommodate growth.

During the three months ended September 30, 2011, we recorded other income of $9,964 compared to $0 during the three months ended September 30, 2010. The increase was directly related to a consulting agreement we entered into with a related party.

For the Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010

During the six months ended September 30, 2011, we recognized revenues of $33,240 compared to $28,922 during the six months ended September 30, 2010.  The increase in revenues of $4,318 was a result of the long-term growth trend of our mobile advertising businesses. The Company acquired more customers by increasing marketing efforts. During the six months ended September 30, 2011, we recognized a cost of sales of $25,629 resulting in a gross profit of $7,611; compared to cost of sales of $21,536 and gross profit of $7,386 during the same period in 2010.  The minor increase in gross profit in the current period was a result of long-term growth trend of our mobile advertising business netted against higher costs of sales.

During the six months ended September 30, 2011, we incurred operational expenses of $75,544 compared to $47,756 during the six months ended September 30, 2010.  The $27,778 increase was a result of an increase in general and administrative costs.  The increase in general and administrative expenses was a result of the Company’s increased activities in maintaining its financial reporting status with the Securities and Exchange Commission (SEC) along with the increased use of consultants and costs related to growth of the mobile advertising business.  The Company expects to see a trend in this increase as it continues to work to remain current with the SEC and expand the business to accommodate growth.

During the six months ended September 30, 2011, we recorded other income of $29,964 compared to $0 during the six months ended September 30, 2010. The increase was directly related to a related party consulting agreement we entered into, and then terminated, during fiscal 2012 and a consulting agreement we entered into with a related party.

LIQUIDITY

At September 30, 2011, we have total current assets of $53,378, consisting of cash, accounts receivable  and deferred costs of sales.  At September 30, 2011, we have total liabilities of $128,195 and a working capital deficit of $74,817.

During the six months ended September 30, 2011, we recognized a net loss of $37,969. During the six months ended September 30, 2011, cash provided by operating activities was $15,274 which included the net loss of $37,969 and changes in operating assets and liabilities of $53,243.

During the six months ended September 30, 2010, we used $26,445 in operating activities.  During the six months ended September 30, 2010, we recognized a net loss of  $40,370,  which was offset by  non-cash item of $4,000 in  contributed capital  expenses  by a  related  party  and  $9,925  in  operating  assets  and liabilities.

During the six months ended September 30, 2011 and 2010, we did not use or receive any funds from investment activities.

During the six months ended September 30, 2011 and 2010, we received $0 and $20,000 from financing activities.  The $20,000 received during the six months ended September 30, 2010 consisted of proceeds from the exercise of warrants.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended September 30, 2011.  Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of September 30, 2011. Management believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

·	Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions. The individual is also responsible for financial and regulatory reporting.

This material weakness was first identified by our Chief Executive and Principal Accounting Officer during the year ended March 31, 2010.  This weakness continues to exist as of September 30, 2011 due to the small size of the Company. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Quarterly Report on Internal Control over Financial Reporting.

In order to improve the Company’s internal controls, the Company has engaged a third party consultant enter into and review transactions, which will then be reviewed by the Chief Executive officer.  Management believes that this added layer of review will improve internal control quality of the Company. Other than this modification, there have no other changes to internal controls over financial reporting that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIREFISH, INC.

(Registrant)

Dated: November 2, 2011	By: /s/Harshawardhan Shetty Harshawardhan Shetty President, Chief Executive Officer and Principal Accounting Officer