Form 10-Q
period 2011-12-31
Firefish, Inc
filed 2012-02-07
CIK 1445883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________
(Mark One)

[ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 4, 2012 there were 9,866,665 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements of Firefish, Inc. and subsidiary

Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011	F-1

Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended December 31, 2011 and 2010	F-2

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2011 and 2010	F-3

Notes to the Consolidated Financial Statements	F-4

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31	March 31,
	2011	2011

ASSETS

CURRENT ASSETS
Cash	$11,193	$18,217
Accounts receivable - customers	717	9,468
Deferred cost of sales	16,494	-
Prepaids and other current assets	-	1,513

TOTAL CURRENT ASSETS	28,404	29,198

TOTAL ASSETS	$28,404	$29,198

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,917	$22,678
Accounts payable and accrued expenses - related party	82,660	37,660
Deferred revenue	53,404	-

TOTAL CURRENT LIABILITIES	142,981	60,338

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 100,000,000 shares authorized;
9,866,665 and 9,866,665 shares issued and outstanding at
December 31, 2011 and March 31, 2011, respectively	9,867	9,867
Additional paid-in capital	239,350	234,850
Accumulated other comprehensive income/(loss)	(5,822)	1,180
Accumulated deficit	(357,972)	(277,037)

TOTAL STOCKHOLDERS' DEFICIT	(114,577)	(31,140)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$28,404	$29,198

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

REVENUES	$15,257	$12,940	$48,497	$41,862
COST OF SALES	17,018	13,602	42,647	35,138
GROSS MARGIN (LOSS)	(1,761)	(662)	5,850	6,724

OPERATING EXPENSES

General and administrative	26,205	21,928	71,618	39,684
General and administrative - related party	15,000	15,000	45,131	45,000

TOTAL OPERATING EXPENSES	41,205	36,928	116,749	84,684

LOSS FROM OPERATIONS	(42,966)	(37,590)	(110,899)	(77,960)
OTHER INCOME - RELATED PARTY	-	-	(29,964)	-

NET LOSS	(42,966)	(37,590)	(80,935)	(77,960)

OTHER COMPREHENSIVE LOSS
Foreign currency translation
adjustment gain (loss)	(1,294)	(62)	(7,002)	611

COMPREHENSIVE LOSS	$(44,260)	$(37,652)	$(87,937)	$(77,349)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	9,866,665	9,866,665	9,866,665	9,856,322

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	December 31,
	2011	2010

OPERATING ACTIVITIES
Net loss	$(80,935)	$(77,960)
Adjustments to reconcile net loss to
net cash used in operating activities:
Contributed capital	2,500	10,300
Changes in operating assets and liabilities:
Accounts receivable - customers	8,751	8,532
Prepaids and other current assets	1,513	(2,338)
Deferred cost of sales	(16,494)	(11,339)
Accounts payable and accrued expenses	(15,761)	(9,584)
Accounts payable and accrued expenses - related party	45,000	13,760
Deferred revenue	53,404	24,727
NET CASH USED IN OPERATING ACTIVITES	(2,022)	(43,902)

FINANCING ACTIVITIES
Proceeds from extension of warrants	2,000	-
Proceeds from exercise of warrants	-	20,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,000	20,000

FOREIGN CURRENCY EFFECT ON CASH	(7,002)	611

NET DECREASE IN CASH	(7,024)	(23,291)

CASH - Beginning of period	18,217	49,697

CASH - End of period	$11,193	$26,406

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Contributed capital - related party	$2,500	$10,300

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

2.            Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has incurred net losses of approximately $358,000 since inception.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

3.            Summary of Significant Accounting Policies

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 31, 2011, and the results of its operations and cash flows for the three and nine months ended December 31, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited consolidated financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended March 31, 2011.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 133,334 and 977,778 common stock equivalents outstanding as of December 31, 2011 and 2010, respectively, which are excluded because they are considered anti-dilutive.

Concentration of Risks

During the three months ended December 31, 2011 and 2010 one customer accounted for 59.0% and 69.6% of revenues, respectively. During the nine months ended December 31, 2011 and 2010 one customer accounted for 55.7% and 64.5% of the revenue, respectively.  As of December 31, 2011 and 2010 one customer accounted for 100% and 95.1% of the accounts receivable, respectively.  Management believes the loss of this customer would not have a material impact on the Company’s financial position, results of operations, and cash flows.

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

Under the initial terms of the agreement, the warrants were due to expire on June 29, 2010. On June 29, 2010, the Company extended the expiration date of warrants to purchase 133,334 shares of common stock until August 15, 2011. On August 1, 2011, the Company extended the expiration date of warrants to purchase 133,334 shares of common stock until October 15, 2011.  On December 21, 2011, the Company further extended the expiration date of the warrants to purchase 133,334 shares of common stock until March 31, 2012 for consideration of $2,000.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

5.            Related Party Transactions

A former officer and current shareholder of the Company has agreed to pay for certain costs in connection with the Company’s public filing requirements. These costs included legal and accounting fees. During the nine months ended December 31, 2011 and 2010, this former officer paid $2,500 and $10,300 of these fees, respectively.  The Company accounts for these amounts as a contribution of capital to additional paid-in capital.

In addition, the Company has an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes. As of December 31, 2011, included within accounts payable and accrued expenses - related parties are accrued salary and payroll taxes due under the agreement of $82,660.

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

6.            Subsequent Events

Management has assessed subsequent events through February 7, 2012, the date of issuance of these financial statements.

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

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

During the three months ended December 31, 2011, we recognized revenues of $15,257 compared to $12,940 during the three months ended December 31, 2010.  The increase in revenues of $2,317 was a result of launching a new education service product related to vocational training for young adults . During the three months ended December 31, 2011, we recognized a cost of sales of $17,018 resulting in a gross loss of $1,761; compared to cost of sales of $13,602 and gross loss of $662 during the same period in 2010.  The decrease in gross profit in the current period was a result deferred revenues and expenses related to our English Olympiad which will be recognized upon the event taking place.

During the three months ended December 31, 2011, we incurred operational expenses of $41,205 compared to $36,928 during the three months ended December 31, 2010.  The $4,277 increase was a result of an increase in general and administrative costs.  The increase in general and administrative expenses was a result of the Company’s increased activities in maintaining its financial reporting status with the Securities and Exchange Commission (SEC).  The Company expects to see a trend in this increase as it continues to work to remain current with SEC requirements.

For the Nine Months Ended December 31, 2011 Compared to the Nine Months Ended December 31, 2010

During the nine months ended December 31, 2011, we recognized revenues of $48,497 compared to $41,862 during the nine months ended December 31, 2010.  The increase in revenues of $6,635 was a result of the long-term growth trend of our mobile advertising businesses. The Company acquired more customers by increasing marketing efforts. During the nine months ended December 31, 2011, we recognized a cost of sales of 42,647 resulting in a gross profit of $5,850; compared to cost of sales of $35,138 and gross profit of $6,724 during the same period in 2010.  The minor decrease in gross profit in the current period was a result of long-term growth trend of our mobile advertising business netted against higher costs of sales.

During the nine months ended December 31, 2011, we incurred operational expenses of $116,749 compared to $84,684 during the nine months ended December 31, 2010.  The $32,065 increase was a result of an increase in general and administrative costs.  The increase in general and administrative expenses was a result of the Company’s increased activities in maintaining its financial reporting status with the Securities and Exchange Commission (SEC).  The Company expects to see a trend in this increase as it continues to work to remain current with SEC requirements.

During the nine months ended December 31, 2011, we recorded other income of $29,964 compared to $0 during the nine months ended December 31, 2010. The increase was directly related to a consulting agreement we entered into, and then terminated, during fiscal 2012 and a consulting agreement we entered into with a related party.

LIQUIDITY

At December 31, 2011, we have total current assets of $28,404, consisting of cash, accounts receivable and deferred costs of sales.  At December 31, 2011, we have total liabilities of $142,981 and a working capital deficit of $114,577.

During the nine months ended December 31, 2011, we recognized a net loss of $80,935. During the nine months ended December 31, 2011, cash used in operating activities was $2,022 which included the net loss of $80,935, changes in operating assets and liabilities of $76,413, and contributed capital of $2,500.

During the nine months ended December 31, 2010, we used $43,902 in operating activities.  During the nine months ended December 31, 2010, we recognized a net loss of $77,960, which was offset by non-cash item of $10,300 in contributed capital expenses by a related party and $23,758 in operating assets and liabilities.

During the nine months ended December 31, 2011 and 2010, we did not use or receive any funds from investment activities.

During the nine months ended December 31, 2011 and 2010, we received $2,000 and $20,000 from financing activities.  The $2,000 received during the nine months ended December 31, 2011 was consideration received for the extension of the expiration date of 133,334 warrants.  The $20,000 received during the nine months ended December 31, 2010, consisted of proceeds from the exercise of warrants.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended December 31, 2011.  Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of December 31, 2011. Management believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

·	Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions. The individual is also responsible for financial and regulatory reporting.

This material weakness was first identified by our Chief Executive and Principal Accounting Officer during the year ended March 31, 2010.  This weakness continues to exist as of December 31, 2011 due to the small size of the Company. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Quarterly Report on Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 31.1	Certification of Chief Executive/Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Principal Executive/Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance
101.SCH	XBRL Schema
101 CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREFISH, INC.
(Registrant)

Dated: February 7, 2012	By: /s/Harshawardhan Shetty
Harshawardhan Shetty
President, Chief Executive Officer and Principal
Accounting Officer