Form 10-K
period 2012-03-31
Firefish, Inc
filed 2012-06-29
CIK 1445883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

Or

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 333-156637

FIREFISH, INC.
 (Exact name of registrant as specified in its charter)

Nevada		26-2515882
State or other jurisdiction of incorporation or organization		I.R.S. Employer Identification No.

12707 High Bluff Drive, Suite 200, San Diego, CA 92130
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)     Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 20, 2012 was approximately $224,812. The aggregate market value was computed by using the closing price of the common stock as of that date on the Over-the-Counter Bulletin Board (“OTCBB”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.) There were 98,666,650 shares outstanding of the registrant's Common Stock as of June 20, 2012.

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
Overview

Firefish was incorporated in the State of Nevada on April 29, 2008. Our principal offices are currently located at 12707 High Bluff Drive, Suite 200, San Diego, CA 92130. We occupy this office, which is leased by an associate of Harshawardhan Shetty, on a rent free basis. Our current telephone number is (917) 310-4718.   The Company offers mobile and internet marketing services to retailers. The Company also offers educational services to young learners and young adults. On an annual basis, in January and February the Company hosts an English competency competition referred to as the English Olympiad. Both our services are currently offered only in India. In India our offices are located at Level 4, Dynasty Business Park, A-Wing, Andheri-Kurla Road, Andheri (East), Mumbai 400059.

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

Industry Background

Internet based social networking is a complex and evolving industry.  Because this industry is relatively new, revenue models continue to evolve and the definition of what constitutes an Internet based social network continues to change and grow over time.  The primary revenue source currently for social networking sites is advertising. On a typical social networking site, users create a profile and can search for and add contacts from the pool of other users with profiles.  Some sites focus on a certain type of connection (such as classmates.com which focuses on connecting people who attended school together) or a certain interest (such as TheSocialGolfer.com) while others (such as Facebook) are more generalist.  Popular players like Facebook, Twitter, LinkedIn, Google+ and Foursquare have made social networking commonplace.    Advertising revenues on social networking sites have gone from essentially nothing to over $5 billion over the course of 5 years.  Social networking sites are particularly attractive places for web advertising since users post many details about themselves allowing advertising to be targeted at a carefully selected demographic.

Parallel to the growth of the social networking industry and its associated internet advertising revenues, the mobile advertising industry has also seen rapid growth in the last five (5) years. This rapid growth is a result of greater and greater numbers of people owning smart phones such as iPhones and Android phones. These users then tend to use applications on their smart phones which in turn carry mobile advertising. While, one of the applications that smart phone users use is social networking applications, typically, smart phone users use many different applications from many different application creators on their phone.

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

Popular players like Facebook, Twitter, LinkedIn, Google+ and Foursquare have made social networking commonplace.

As of April 2012, Facebook has more than 900 million active users. Facebook was launched in 2004 and was initially available only to students at Harvard and then to students at any Ivy League school.  It continued to expand its user base to any college student and now is available to anyone over the age of 13. Facebook filed for a public offering on February 1, 2012. Based on financials disclosed in the materials for the public offering, analysts estimate Facebook’s valuation at over $100 billion.

Twitter is an online social networking service and microblogging service that enables its users to send and read text-based posts of up to 140 characters, known as "tweets". Created in March 2006, Twitter remains a private company. Advertising revenues at Twitter grew 213% to $139.5 million in 2011. Twitter is expected to double its revenue in 2012. Analysts estimate Twitter’s valuation at $7 billion.

LinkedIn (NYSE: LNKD) is a business-related social networking site. Founded in December 2002 and launched in May 2003, it is mainly used for professional networking. As of 9 February 2012, LinkedIn reports more than 150 million registered users in more than 200 countries and territories. LinkedIn reported revenues of $522 million in 2011. Analysts estimate its valuation at over $11 billion.

Foursquare, is a location-based social networking website for mobile devices, such as smartphones. Users "check in" at venues using a mobile website, text messaging or a device-specific application by selecting from a list of venues the application locates nearby. As of April 2012, the company reported it had 20 million registered users. Foursquare remains a private company. Analysts estimate its valuation $600 million.

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

Our Limited Operating History and Early Stage of Our Company Possess Significant Risks to Our Ability to Generate Sustained Revenue and Operate Successfully

While we have generated significant and sustained revenue streams from intended operations, the Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stages of a new business enterprise, particularly companies in highly competitive markets. Since the Company is among many that have entered the social networking market and the mobile advertising market, it faces competition. It also faces many risks specific to its business, which include the need to manage existing and expanding operations, the continuing need to raise additional capital, the dependence upon and need to hire key personnel, and the need to increase spending to adequately market our services. To address these risks, we must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade our technologies. We cannot provide any assurances that we will be successful in addressing such risks. The Company's failure to do so could have a material adverse effect on its business, prospects, financial condition and results of operations.

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

●
any breakdowns or system failures, including from fire, flood, earthquake, typhoon or other natural disasters, power loss or telecommunications failure, resulting in a sustained shutdown of all or a material portion of our servers; and

●	any security breach caused by hacking, loss or corruption of data or malfunctions of software, hardware or other computer equipment, and the inadvertent transmission of computer viruses.
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

Our officers and directors and their affiliates currently own an aggregate of 66,550,660 shares. Assuming that no options and warrants are exercised the Company would have outstanding 98,666,650 shares of common stock. In such event our officers and directors would own approximately 67.45% of our outstanding common stock and be in a position to significantly affect all matters requiring shareholder approval, including the election of directors.  The interests of our officers and directors may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding their decisions. This level of control may also have an adverse impact on the market value of our shares because they may institute or undertake transactions, policies or programs that result in losses, may not take steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

Compliance and continued monitoring in connection with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from the achievement of revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to uncertainties related to practice, our reputation might be harmed which would could have a significant impact on our stock price and our business. In addition, the ongoing maintenance of these procedures to be in compliance with these laws, regulations and standards could result in significant increase in costs.

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

The application of the “Penny Stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

The U.S. Securities and Exchange Commission (the “SEC”) has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

There is no liquid market for our common stock.

Our shares are traded on the OTCBB and the trading volume has historically been very low. An active trading market for our shares may not develop or be sustained. We cannot predict at this time how actively our shares will trade in the public market or whether the price of our shares in the public market will reflect our actual financial performance.

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

You could be diluted from the issuance of additional common stock.

As of March 31, 2012, we were authorized to issue up to 100,000,000 shares of common stock. Subsequent to year end we are authorized to issue up to 1,000,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES
We do not own any property, real or otherwise.  Our principal offices are currently located at 12707 High Bluff Drive Suite 200, San Diego, CA 92130. We occupy this office, which is leased by an associate of Harshawardhan Shetty, on a rent free basis.

In September 2011, we leased office space in Mumbai, India under a one year lease.  Monthly payments are approximately $1,000.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We began trading on the OTCBB effective January 31, 2012. The following table sets forth the high and low trade information for our common stock for each quarter since inception of trading. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter Ended	Low Price	High Price
March 31, 2012	$0.027	$0.300

Holders

There are approximately 43 holders of record of Firefish’s common stock as of March 31, 2012.

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

Not applicable.

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of March 31, 2012, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

For the Year Ended March 31, 2012 Compared to the Year Ended March 31, 2011

During the year ended March 31, 2012, we recognized revenues of $278,254, compared to revenues of $78,754 from our operational activities.  The increase in sales of $199,500 was a result of increased scale in our English competency competition and launching a new education service product related to vocational training for young adults. In addition, during the fourth quarter we had a significant order in which we resold books published by the Cambridge University Press and provided training and customization services to the State Council of Educational Research & Training, Chhattisgarh.

Costs of sales increased to $176,316 during the year ended March 31, 2012 from $58,420 during the year ended March 31, 2011. The increase was a result of increased revenue activity in fiscal 2012.

During the year ended March 31, 2012, we incurred general and administrative expenses of $220,595 compared to general and administrative expenses $123,966 during the year ended March 31, 2011.  The increase in general and administrative expense is directly related to an increase in professional fees in connection with being a public company, contract labor for operational and sales activity, and rent and other operating expenditures for which an entire year was recorded rather than partial year in the prior comparable year.

LIQUIDITY

At March 31, 2012, the Company had total current assets of $172,468, consisting of $171,705 in cash and $763 in accounts receivable. At March 31, 2011, the Company had total current assets of $29,198, consisting of $18,217 in cash and $9,468 in accounts receivable and $1,513 of prepaid expenses.

During the year ended March 31, 2012, the Company generated cash of $123,726 in its operational activities consisting of a net loss of $88,880, and changes in operating accounts of $212,606.  During the year ended March 31, 2011, the Company used cash of $52,091 in its operational activities consisting of a net loss of $103,632, non-cash adjustments of $12,050, and changes in operating accounts of $39,491.

During the years ended March 31, 2012 and 2011, the Company did not use nor receive funds from its investing activities.

During the year ended March 31, 2012, the Company received approximately $37,000 from its financing activities compared to $20,000 during the year ended March 31, 2011. The increase in funds was primarily due to $25,000 in proceeds received from convertible notes payable and $4,000 for extension of warrants. The Company used the proceeds received for operations.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of Firefish, Inc. and subsidiary for the years ended March 31, 2012 and 2011 appear as pages F-1 through F-13, at the end of the document.

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

During the registrant’s two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Silberstein Ungar, PLLC whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Silberstein Ungar, PLLC’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's consolidated financial statements. The report of Silberstein Ungar, PLLC with respect to our consolidated financial statements for the years ended March 31, 2011 and 2012 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles except for an explanatory paragraph relative to substantial doubt about our ability to continue as a going concern.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2012 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended March 31, 2012. The Company believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

●	Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions. The individual is also responsible for financial and regulatory reporting.

This material weakness was first identified by our Chief Executive and Principal Accounting Officer during the year ended March 31, 2010.  This weakness continues to exist as of the March 31, 2012 due to the small size of the Company. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as Firefish, Inc. directors or executive officers, including their ages as of March 31, 2012.

Name	Age	Position

Harshawardhan Shetty	37	President, Chief Executive Officer, Principal Financial and Accounting Officer and Director

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

 ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended March 31, 2012 and 2011. The table sets forth this information for Firefish Inc., including salary, bonus, and certain other compensation to the Board members and named executive officers for the past two fiscal years and includes all Board Members and Officers as of March 31, 2012.

SUMMARY EXECUTIVES COMPENSATION TABLE

Name & Position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Harshawardhan Shetty, President, CEO and Principal Financial & Accounting Officer (1)	2012 2011	$ $	60,000 63,900	0 0	0 0	0 0	0 0	0 0	0 0	$ $	60,000 63,900

(1)	The Company has entered into an Employment Agreement with Harshawardhan Shetty dated November 12, 2008.

On November 12, 2008, Mr. Shetty entered into an Employment Agreement with the Company.  The Employment Agreement provides that Mr. Shetty may receive a monthly salary of $5,000, which he  began to draw as of August 1, 2008.  The Employment Agreement provided that Mr. Shetty’s 66,666,660 common shares of the Company were subject to repurchase by the Company at $0.0001 per share until the second anniversary of the Employment Agreement, but only in the event his services to the Company are terminated voluntarily or with Cause, as defined in the Employment Agreement.  The Employment Agreement provides that our sole executive officer is eligible to participate in our equity incentive plans and other employee benefit programs, if any.  However, there can be no assurance that we will adopt such plans.

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

The following table sets forth certain information concerning compensation paid to the Company’s directors during the year ended March 31, 2012:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Harshawardhan Shetty (1)	$-0-	$-0-	$-0-	$-0-	$-0-	$60,000	$60,000

(1)	Mr. Shetty is the sole officer of Firefish and pursuant to the terms of his employment agreement, received a salary of $60,000 during the year ended March 31, 2012.

All of the Company’s officers and/or directors will continue to be active in other companies.  All officers and directors have retained the right to conduct their own independent business interests.

EQUITY COMPENSATION PLAN INFORMATION

The Company has not established an equity compensation plan or Incentive Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of Firefish, Inc. outstanding common stock by:

●	each person who is known by the Company to be the beneficial owner of five percent (5%) or more of the Company’s common stock;
●	all of the Company’s directors and executive officers as a group.
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

The information below is based on the number of shares of the Company’s common stock that the Company believes was beneficially owned by each person or entity as of March 31, 2012.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner*	Percent of Class (1)
Common shares	Harshawardhan Shetty, President, CEO and Principal Financial & Accounting Officer & Director	66,641,660	67.5%
Common shares	All Directors and Executive Officers as a Group (1 person)	66, 641,660	67.5%

(1)	At March 31, 2012, the Company had 98,666,650 shares of its common stock issued and outstanding.

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

On November 12, 2008, Mr. Shetty entered into an Employment Agreement with the Company.  The Employment Agreement provides that Mr. Shetty may receive a monthly salary of $5,000, which he has begun to draw as of August 1, 2008.  The Employment Agreement provided that Mr. Shetty’s original 66,666,660 common shares of the Company were subject to repurchased by the Company at $0.0001 per share until the second anniversary of the Employment Agreement, but only in the event his services to the Company are terminated voluntarily or with Cause, as defined in the Employment Agreement.  The Employment Agreement provides that our sole executive officer is eligible to participate in our equity incentive plans and other employee benefit programs, if any.  However, there can be no assurance that we will adopt such plans.

Mr. Shetty’s employment is “at will” and therefore his Employment Agreement does not have a date of termination.  Mr. Shetty’s employment can be terminated with or without cause.  As Mr. Shetty is the sole director and officer of the Company and as such the terms of his employment agreement have not been negotiated with or approved by a disinterested third party.

Affiliates

The Company conducted a private placement in June of 2008, in which it sold 31,555,550 shares of the Company’s common stock for an aggregate price of $160,000.  It also sold warrants to purchase 10,000,000 shares at an exercise price of $0.045 to Genesis Venture Fund India I, LP of which as of March 31, 2012, 1,333,340 remain exercisable.  Genesis paid $10,000 for these warrants.  Genesis currently owns 444,440 shares of the Company’s common stock, which it purchased in the June 2008 private placement.  As of March 31, 2012, affiliates of Genesis, James Price and Jonathan Dariyanani, own 4,416,670 and 1,850,0000 shares of the Company’s common stock, respectively.  Subsequent to March 31, 2012, the shares held by James Price were transferred to other entities. Messrs. Price and Dariyanani do not have any beneficial ownership of the shares owned by Genesis, but they do have the right, as principals of Genesis, to vote the Genesis shares until those shares are distributed to Genesis limited partners in accordance with the applicable limited partnership agreement.  In fiscals 2011, the Genesis Venture Fund India I, LP exercised 444,440 warrants at $0.045 for an aggregate of $20,000.  Total shares of the Company’s common stock held by Genesis Venture Fund India I, LP is 444,440 as of March 31, 2012.

The Company has also entered into an agreement with Zoma Ventures, LLC.  Zoma Ventures, LLC has agreed to manage the public offering process for Firefish including hiring additional service providers and making disbursements to the Company’s independent auditors, legal counsel and other service providers. Firefish has expensed $2,500 and $12,050 in services contributed by Zoma Ventures through March 31, 2012 and 2011, respectively.  Zoma Ventures is controlled by Jonathan Dariyanani.

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

The following table represents aggregate fees billed to the Company for the years ended March 31, 2012 and 2011 by Seale and Beers CPAs and Silberstein Ungar, PLLC.

	Year Ended March 31,
	2012		2011
Audit Fees	$13,000	*	$16,750	*

Audit-related Fees	$0		$0

Tax Fees	$0		$0

All Other Fees	$0		$0

Total Fees	$13,000		$16,750

*The audit fees paid during the years ended March 31, 2012 and 2011 paid on the Company’s behalf by Zoma Ventures, LLC were $2,000 and $4,000, respectively.

All audit work was performed by the auditors' full time employees.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

(a)	Audited consolidated financial statements for years ended March 31, 2012 and 2011

Exhibit Number	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
4.1	Specimen Common Stock Certificate*
4.2	Subscription Agreement between the Company and Genesis Venture Fund India I, LP on June 30, 2008*
5.1	Opinion of Zoma Law Group, LLC.
10.1	Employment Agreement between the Company and Harshawardhan Shetty on November 12, 2008*
10.2	Form of Common Stock Subscription Agreement between the Company and Investors dated June 20, 2008*
10.3	Services Agreement between the Company, Zoma Ventures, LLC and Genesis Venture Fund India I, LP dated June 30, 2008*
23.1	Consent of Independent Registered Public Accounting Firm**
31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act**
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act**
101 INS	XBRL Instance Document***
101 SCH	XBRL Schema Document***
101 CAL	XBRL Calculation Linkbase Document***
101 LAB	XBRL Labels Linkbase Document***
101 PRE	XBRL Presentation Linkbase Document***
101 DEF	XBRL Definition Linkbase Document***

* Previously Filed
** Filed herewith
*** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

FIREFISH, INC.
Consolidated Financial Statements for the Years Ended March 31, 2012 and 2011

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Firefish, Inc.

We have audited the accompanying consolidated balance sheets of Firefish, Inc. and Subsidiary as of March 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firefish, Inc. and Subsidiary as of March 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not recognized significant revenues and has an accumulated deficit of $365,917, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC
Bingham Farms, Michigan
June 22, 2012

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$171,705	$18,217
Accounts receivable	763	9,468
Prepaids and other current assets	-	1,513

TOTAL CURRENT ASSETS	172,468	29,198

TOTAL ASSETS	$172,468	$29,198

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$165,066	$22,678
Accrued expenses - related party	97,660	37,660
Advances - related party	5,258	-
Convertible note payable, net of discount of $2,500	25,000	-

TOTAL CURRENT LIABILITIES	292,984	60,338

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 100,000,000 shares authorized;
98,666,650 shares issued and outstanding at
March 31, 2012 and 2011	98,667	98,667
Additional paid-in capital	152,550	146,050
Accumulated other comprehensive income	(5,816)	1,180
Accumulated deficit	(365,917)	(277,037)

TOTAL STOCKHOLDERS' DEFICIT	(120,516)	(31,140)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$172,468	$29,198

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	March 31,
	2012	2011

REVENUES	$278,254	$78,754
COST OF SALES	176,316	58,420
GROSS MARGIN	101,938	20,334

OPERATING EXPENSES

General and administrative	160,464	63,966
General and administrative - related party	60,131	60,000

TOTAL OPERATING EXPENSES	220,595	123,966

LOSS FROM OPERATIONS	(118,657)	(103,632)

OTHER INCOME (EXPENSE):
Interest expense	187	-
Other income - related party	(29,964)	-

TOTAL OTHER INCOME (EXPENSE)	(29,777)	-

NET LOSS	(88,880)	(103,632)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation
adjustment gain (loss)	(6,996)	611

COMPREHENSIVE LOSS	$(95,876)	$(103,021)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	98,666,650	98,611,250

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)

Balance March 31, 2010	98,222,210	98,222	114,445	569	(173,405)	39,831

Warrants exercised at $0.045 per share	444,440	445	19,555	-	-	20,000

Contributed capital - related party	-	-	12,050	-	-	12,050

Cumulative translation adjustment	-	-	-	611	-	611

Net loss	-	-	-	-	(103,632)	(103,632)

Balance March 31, 2011	98,666,650	98,667	146,050	1,180	(277,037)	(31,140)

Contributed capital - related party	-	-	2,500	-	-	2,500

Capital received for expiration date extension of warrants	-	-	4,000	-	-	4,000

Cumulative translation adjustment	-	-	-	(6,996)	-	(6,996)

Net loss	-	-	-	-	(88,880)	(88,880)

Balance as of March 31, 2012	98,666,650	$98,667	$152,550	$(5,816)	$(365,917)	$(120,516)

The accompanying notes are an integral part of these financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2012	2011

OPERATING ACTIVITIES
Net loss	$(88,880)	$(103,632)
Adjustments to reconcile net loss to
net cash used in operating activities:
Services contributed to capital	-	12,050
Changes in operating assets and liabilities:
Accounts receivable - customers	8,705	(468)
Prepaids and other current assets	1,513	(1,513)
Accounts payable and accrued expenses	142,388	12,712
Accounts payable and accrued expenses - related party	60,000	28,760
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITES	123,726	(52,091)

FINANCING ACTIVITIES
Contributed capital	2,500	-
Net advances - related party	5,258	-
Proceeds from extension of warrants	4,000	-
Proceeds from exercise of warrants	-	20,000
Net proceeds from convertible note payable	25,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,758	20,000

FOREIGN CURRENCY EFFECT ON CASH	(6,996)	611

NET DECREASE IN CASH	153,488	(31,480)

CASH - Beginning of year	18,217	49,697

CASH - End of year	$171,705	$18,217

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

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

2.           Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, as of March 31, 2012 has incurred cumulative net losses of approximately $365,917 since inception and has a working capital deficit of $120,516.  The Company currently has limited liquidity, and does not yet have  revenue sufficient to cover operating costs over an extended period of time.  These factors cause substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Fair Value Measurements

FIREFISH, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

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

As of March 31, 2012 and 2011, the Company' s cash was considered a level 1 instrument.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Firefish Networks Private Limited, an entity formed under the laws of the nation of India. All significant intercompany transactions have been eliminated in the consolidation.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 133,334 and 133,334 common stock equivalents from outstanding warrants as of March 31, 2012 and 2011, respectively. As of March 31, 2012, there are no potentially dilutive shares in connection with convertible notes payable as the note was not yet convertible.  These potentially dilutive shares are excluded because they are considered anti-dilutive.

Cash and Cash Equivalents

FIREFISH, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses.  It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of March 31, 2012 and 2011, there have been no such charges.

Revenue Recognition

The Company recognizes revenues from consulting, educational and text message marketing services and 2) sponsored competition entry fees when (a) persuasive evidence that an agreement exists; (b) the products or services has been delivered or completed; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured. Revenues from consulting, educational and marketing services are generally recognized when the services have been performed as long as the other criteria have been met. Revenues from educational sponsored events, such as our English Olympiad, are recognized when the event has taken place. Revenues from the resale of educational materials are recognized when shipped to the customer and all others of revenue recognition disclosed above are met. As of March 31, 2012 and 2011, we have no deferred revenues or costs related to our annual English Olympiad our competition took place in January and February and all previously deferred revenues and costs were recognized. As of March 31, 2012, the Company had deferred revenue of $6,905 recorded in accounts payable and accrued expenses on the accompanying balance sheet related to an educational training course in which payment had been received but the course had not been presented.

Comprehensive Income (Loss)

The Company recorded Other Comprehensive Income (Loss) for the year ended March 31, 2012 and 2011 of $(6,996) and $611, respectively, as the result of currency translation adjustments.

Derivative Financial Instruments

The provisions of ASC 815 - “Derivatives and Hedging” applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined ASC 815 and to any freestanding financial instruments that are potentially settled in an entity's own common stock. The guidance impacts the Company's consolidated financial statements and position due to embedded conversion feature on a note payable in which the conversion price resets at current market prices.

Convertible Debt

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount.   In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company has incurred $0 and $111 in advertising expense for the years ended March 31, 2012 and 2011, respectively.

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

FIREFISH, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

	March 31,
	2012	2011

Income tax expense at statutory rate	$(34,663)	$(40,416)
Permanent differences	1,192	-
Valuation allowance	33,471	40,416
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	March 31,
	2012	2011

NOL Carryover	$71,070	$60,999
Accrued liabilities	41,207	17,807
Valuation allowance	(112,277)	(78,806)
Net deferred tax asset	$-	$-

During the years ended March 31, 2012 and 2011, the valuation allowance increased by $33,471 and $40,416, respectively.  At March 31, 2012 the Company had approximately $248,000 of federal and state gross net operating losses available. The net operating loss carry forward, if not utilized, will begin to expire in 2031 for federal purposes and 2021 for state purposes.

Based on the available objective evidence, including the Company’s limited operating history and current liabilities in excess of assets, management believes it is more likely than not that the net deferred tax assets at March 31, 2012, will not be fully realizable. Due to the uncertainty surrounding realization of the deferred tax asset, the Company has provided a full valuation allowance against its net deferred tax assets at March 31, 2012.

The Company files income tax returns in the Indian jurisdiction only. Income tax returns filed for fiscal years 2008 and earlier are not subject to examination by U.S. federal state tax authorities. Income tax returns for fiscal years 2008 through 2012 remain open to examination by tax authorities in India. The Company believes that it has made adequate provisions for all income tax uncertainties pertaining to these open tax years.

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

FIREFISH, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

Stock-based Compensation

As of March 31, 2012, the Company has not issued any share-based payments to its employees or third-party consultants.

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

During the year ended March 31, 2012, two customers accounted for 12% and 58% of revenues. During the year ended March 31, 2011 one customer accounted for 41% of the revenues. As of March 31, 2011, one customer accounted for 85% of the accounts receivable. Management believes the loss of these organizations would have a material impact on the Company’s financial position, results of operations, and cash flows.

Foreign Exchange

The consolidated financial statements are presented in United States Dollars, (“USD”), the reporting currency.  The functional currency for the financial statements is Indian Rupees and in accordance with ASC Topic 830, "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated to their USD equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date.  Revenue and expenses were translated at the prevailing rate of exchange at the date of the transaction.  Related translation adjustments are reported as a separate component of stockholder’s deficit, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

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

3.           Convertible Note

On February 28, 2012, the Company borrowed $27,500, of which $25,000 in proceeds were received, under a short-term convertible note with a third party.  Under the terms of the agreement, the note incurs interest at 8% per annum and is due on November 30, 2012. The note is convertible into common shares after six months and the conversion price is calculated by multiplying 51% (49% discount to market) by the lowest closing bid price during the 30 days prior to the conversion date.

Since the conversion feature is only convertible after six months, there is no derivative liability at the notes inception.  However, the Company will account for the derivative liability upon the passage of time and the note becoming convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder as it is variable and does not have a floor as to the number of common shares in which could be converted.

In addition, the fees paid to the lender were accounted for as a reduction of the proceeds received resulting in a $2,500 discount. The discount is being amortized over the term of the note. As of March 31, 2012, the discount was $2,500.

4.           Common Stock

On May 21, 2010, Genesis Venture Fund India, LLP (“Genesis”), a related party due to significant holdings of the Company’s common stock, completed a partial exercise of its warrants to purchase 10,000,000 common shares of the Company at $0.045 per share by tendering $10,000 for the purchase of 222,220 shares.  On June 16, 2010, Genesis exercised warrants for an additional 222,220 shares at $0.045 per share for $10,000.

Under the initial terms of the agreement, the warrants were due to expire on June 29, 2010. On June 29, 2010, the Company extended the expiration date of warrants to purchase 1,333,340 shares of common stock until August 15, 2011. On August 1, 2011, the Company extended the expiration date of warrants to purchase 1,333,340 shares of common stock until October 15, 2011.  On December 21, 2011, the Company further extended the expiration date of the warrants to purchase 1,333,340 shares of common stock until March 31, 2012 for consideration of $2,000. On February 27, 2012, the Company further extended the expiration date of the warrants to purchase 1,333,340 shares of common stock until June 30, 2012 for consideration of $2,000.

Subsequent to March 31, 2012, on April 5, 2012, the Company amended the articles of incorporation to increase the number of authorized shares from 100,000,000 to 1,000,000,000 shares. In addition, effective April 18, 2012, the Company enacted a forward stock split of 10 to 1 shares. All share and per share amounts included herein have been changed to reflect this forward stock split.

5.           Related Party Transactions

An officer of the Company has agreed to pay for certain costs in connection with the Company’s public filing requirements. These costs included legal and accounting fees. During the year ended March 31, 2012 and 2011 this officer paid $2,500 and $12,050 of these fees, respectively.  The Company accounts for these amounts as a contribution of capital to additional paid-in capital.

In addition, the Company has an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes. As of March 31, 2012 and 2011, included within accounts payable and accrued expenses - related parties is accrued salary and payroll taxes due under the agreement of $97,660 and $37,660, respectively.

On April 15, 2011, the Company entered into a consulting agreement with Aero Financial, Inc (“Aero”), a significant shareholder of the Company. Under the terms of the agreement the Company was to perform services related to business plan development, capital raising and overall management of one of Aero’s business ventures. Under the terms of the agreement, the Company was to be paid $10,000 per month for the term beginning April 1, 2011 through termination of December 31, 2011. On May 31, 2011, the agreement was terminated by the Company. The $20,000 received under the agreement has been classified as other income on the accompanying statement of operations and comprehensive loss due to the consulting services provided not being one of the Company’s primary lines of operation.

On July 15, 2011, the Company entered into a consulting agreement with Spectral Capital Corporation, whose legal counsel is a shareholder of the Company. Under the terms of the agreement the Company was paid $10,000 for services related to creating a professional presentation for the entity. The $10,000 received under the agreement has been classified as other income on the accompanying statement of operations and comprehensive loss due to the consulting services provided not being one of the Company’s primary lines of operation.

6.           Subsequent Events

The Company has evaluated events subsequent to March 31, 2012 and has determined that no events, other than those disclosed above, have occurred that would materially affect the consolidated financial statements above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREFISH, INC.

Dated: June 28, 2012	By: /s/ Harshawardhan Shetty Harshawardhan Shetty President, Chief Executive Officer and Principal Accounting Officer