Form 10-Q
period 2012-06-30
Firefish, Inc
filed 2012-08-14
CIK 1445883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________
(Mark One)

[ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

As of August 6, 2012 there were 98,666,650 shares of the registrant’s common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Financial Statements of Firefish, Inc. and subsidiary

Consolidated Balance Sheets as of June 30, 2012 and March 31, 2012	F-1

Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2012 and 2011	F-2

Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2012 and 2011	F-3

Notes to the Consolidated Financial Statements	F-4

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	March 31,
	2012	2012

ASSETS
CURRENT ASSETS
Cash	$14,254	$171,705
Accounts receivable	551	763

TOTAL CURRENT ASSETS	14,805	172,468

TOTAL ASSETS	$14,805	$172,468

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,593	$165,066
Accrued expenses - related party	112,660	97,660
Advances - related party	1,705	5,258
Convertible notes payable, net of discount of $2,850 and $2,500, respectively	52,150	25,000

TOTAL CURRENT LIABILITIES	174,108	292,984

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 1,000,000,000 shares authorized at June 30, 2012; 100,000,000 shares authorized at March 31, 2012; 98,666,650 shares issued and outstanding at June 30, 2012 and March 31, 2012	98,667	98,667
Additional paid-in capital	152,550	152,550
Accumulated other comprehensive income	(6,184)	(5,816)
Accumulated deficit	(404,336)	(365,917)

TOTAL STOCKHOLDERS' DEFICIT	(159,303)	(120,516)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$14,805	$172,468

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended
	June 30,
	2012	2011

REVENUES	$14,331	$17,554
COST OF SALES	2,223	11,400
GROSS MARGIN	12,108	6,154

OPERATING EXPENSES

General and administrative	32,777	17,967
General and administrative - related party	15,000	15,131

TOTAL OPERATING EXPENSES	47,777	33,098

LOSS FROM OPERATIONS	(35,669)	(26,944)

OTHER INCOME (EXPENSE):
Interest expense	2,750	-
Other income - related party	-	(20,000)

TOTAL OTHER INCOME (EXPENSE)	2,750	(20,000)

NET LOSS	$(38,419)	$(6,944)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment gain (loss)	(368)	(312)

COMPREHENSIVE LOSS	$(38,787)	$(7,256)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	98,666,650	98,666,650

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	June 30,
	2012	2011

OPERATING ACTIVITIES
Net loss	$(38,419)	$(6,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital	-	-
Change in fair market value of derivative liabilities	-	-
Amortization of debt discount	2,150	-
Changes in operating assets and liabilities:
Accounts receivable - customers	212	-
Prepaids and other current assets	-	829
Deferred cost of sales	-	-
Accounts payable and accrued expenses	(157,473)	(1,383)
Accounts payable and accrued expenses - related party	15,000	15,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITES	(178,530)	7,502

FINANCING ACTIVITIES
Net advances - related party	(3,553)	-
Proceeds from extension of warrants	-	-
Proceeds from exercise of warrants	-	-
Proceeds from convertible note payable	25,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,447	-

FOREIGN CURRENCY EFFECT ON CASH	(368)	(312)

NET DECREASE IN CASH	(157,451)	7,190

CASH - Beginning of year	171,705	18,217

CASH - End of period	$14,254	$25,407

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

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

2.           Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has incurred net losses of approximately $404,000 since inception and has a working capital deficit of approximately $159,000.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2012, and the results of its operations and cash flows for the three months ended June 30, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited consolidated financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended March 31, 2012.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 0 and 133,334 common stock equivalents outstanding as of June 30, 2012 and 2011, respectively, which are excluded because they are considered anti-dilutive.

Concentration of Risks

During the three months ended June 30, 2012 and 2011 one customer accounted for 24.5% and 51.3% of revenues, respectively.  As of June 30, 2011 one customer accounted for 95.1% of accounts receivable.  Management believes the loss of this customer would not have a material impact on the Company’s financial position, results of operations, and cash flows.

3.           Convertible Notes

On February 28, 2012, the Company borrowed $27,500, of which $25,000 in proceeds were received, under a short-term convertible note with a third party.  Under the terms of the agreement, the note incurs interest at 8% per annum and is due on November 30, 2012.

On May 18, 2012, the Company borrowed $27,500, of which $25,000 in proceeds were received, under a short-term convertible note with a third party.  Under the terms of the agreement, the note incurs interest at 8% per annum and is due on February 22, 2013.

The notes are convertible into common shares after six months and the conversion price is calculated by multiplying 51% (49% discount to market) by the lowest closing bid price during the 30 days prior to the conversion date.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Since the conversion features are only convertible after six months, there are no derivative liabilities at the notes inception.  However, the Company will account for the derivative liabilities upon the passage of time and the notes becoming convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder as it is variable and does not have a floor as to the number of common shares in which could be converted.

In addition, the fees paid to the lender, $2,500 for each note totaling $5,000, were accounted for as a reduction of the proceeds received resulting in a $5,000 discount. The discount is being amortized over the term of the notes. During the three months ended June 30, 2012, $2,150 of the discount was amortized to interest expense. As of June 30, 2012, a discount of $2,850 remained and will be fully amortized during the year ended March 31, 2013.

4.           Common Stock

Under the initial terms of an agreement with Genesis Venture Fund India, LLP (“Genesis”), a related party due to significant holdings of the Company’s common stock, 1,333,340 warrants were due to expire on June 29, 2010. On June 29, 2010, the Company extended the expiration date of warrants to purchase 1,333,340 shares of common stock until August 15, 2011. On August 1, 2011, the Company extended the expiration date of warrants to purchase 1,333,340 shares of common stock until October 15, 2011.  On December 21, 2011, the Company further extended the expiration date of the warrants to purchase 1,333,340 shares of common stock until March 31, 2012 for consideration of $2,000. The warrants expired without exercise on March 31, 2012.

5.           Related Party Transactions

The Company has an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes. As of June 30, 2012, included within accounts payable and accrued expenses - related parties are accrued salary and payroll taxes due under the agreement of $112,660.

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

6.           Subsequent Events

Management has assessed subsequent events through the date of issuance of these consolidated financial statements.

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

The Company’s independent registered public accounting firm’s report on the Company’s financial statements as of March 31, 2012 included a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

During the three months ended June 30, 2012, we recognized revenues of $14,331 compared to $17,554 during the three months ended June 30, 2011.  The decrease of $3,223 was the result of a contract in 2011 in which provided quarterly revenues of $9,000. Revenues during fiscal 2012, consist primarily of educational services/products related to vocational training for young adults launched in the prior year. During the three months ended June 30, 2012, we recognized a cost of sales of $2,223 resulting in gross income of $12,108; compared to cost of sales of $11,400 and gross income of $6,154 during the same period in 2011.  The increase in gross profit in the current period was a result of a difference in product mix. In 2011, we had a contract in which provided quarterly receipts of $9,000 with little or no margin.

During the three months ended June 30, 2012, we incurred operational expenses of $32,777 compared to $17,967 during the three months ended June 30, 2011.  The $14,810 increase was a result of an increase in general and administrative costs.  The increase in general and administrative expenses was a result of the Company’s increased activities in maintaining its financial reporting status with the Securities and Exchange Commission (SEC).  The Company expects to see a trend in this increase as it continues to work to remain current with SEC requirements.

LIQUIDITY

At June 30, 2012, we have total current assets of $14,805, consisting of cash and accounts receivable.  At June 30, 2012, we have total liabilities of $174,108 and a working capital deficit of $159,303.

During the three months ended June 30, 2012, we recognized a net loss of $38,419. During the three months ended June 30, 2012, cash used in operating activities was $178,530 which included the net loss, changes in operating assets and liabilities of $142,261, and amortization of the discount on convertible notes of $2,150.

During the three months ended June 30, 2011, cash provided by operating activities was $7,502.  During the three months ended June 30, 2011, we recognized a net loss of $6,944, which was offset by an increase in changes of operating assets and liabilities of $14,446.

During the three months ended June 30, 2012 and 2011, we did not use or receive any funds from investment activities.

During the three months ended June 30, 2012, we received $25,000 from convertible notes payable in which the proceeds of such were used for fund operations.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended June 30, 2012.  Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of June 30, 2012. Management believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

●	Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions. The individual is also responsible for financial and regulatory reporting.

This material weakness was first identified by our Chief Executive and Principal Accounting Officer during the year ended March 31, 2010.  This weakness continues to exist as of June 30, 2012 due to the small size of the Company. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Quarterly Report on Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

NONE.

ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit 31.1	Certification of Chief Executive/Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Principal Executive/Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREFISH, INC.
(Registrant)

Dated: August 14, 2012	By: /s/Harshawardhan Shetty
Harshawardhan Shetty
President, Chief Executive Officer and Principal
Accounting Officer