Form 10-Q
period 2012-09-30
Firefish, Inc
filed 2012-11-14
CIK 1445883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________
(Mark One)

 [ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]    No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 09, 2012 there were 108,416,650 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Financial Statements of Firefish, Inc. and subsidiary

Consolidated Balance Sheets as of September 30, 2012 and March 31, 2012	F-1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2012 and 2011	F-2

Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2012 and 2011	F-3

Notes to the Consolidated Financial Statements	F-4

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	March 31,
	2012	2012

ASSETS

CURRENT ASSETS
Cash	$55,801	$171,705
Accounts receivable	100,462	763
Deferred cost of sales	10,057	-

TOTAL CURRENT ASSETS	166,320	172,468

TOTAL ASSETS	$166,320	$172,468

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$70,503	$165,066
Accrued expenses - related party	124,160	97,660
Advances - related party	9,595	5,258
Deferred revenue	50,525	-
Convertible notes payable, net of discount of $11,183 and $2,500, respectively	60,717	25,000
Derivative liability	14,194	-

TOTAL CURRENT LIABILITIES	329,694	292,984

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 1,000,000,000 shares authorized at September 30, 2012; 100,000,000 shares authorized at March 31, 2012; 108,416,650 and 98,666,650 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively	108,417	98,667
Additional paid-in capital	257,294	152,550
Accumulated other comprehensive income	(4,409)	(5,816)
Accumulated deficit	(524,676)	(365,917)

TOTAL STOCKHOLDERS' DEFICIT	(163,374)	(120,516)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$166,320	$172,468

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

REVENUES	$105,269	$15,686	$119,600	$33,240
COST OF SALES	71,652	14,229	73,875	25,629
GROSS MARGIN	33,617	1,457	45,725	7,611

OPERATING EXPENSES

General and administrative	30,256	27,446	63,033	45,413
General and administrative - related party	15,000	15,000	30,000	30,131

TOTAL OPERATING EXPENSES	45,256	42,446	93,033	75,544

LOSS FROM OPERATIONS	(11,639)	(40,989)	(47,308)	(67,933)

OTHER (INCOME) EXPENSE:
Loss on derivative liability	85,588	-	85,588
Interest expense	23,113	-	25,863	-
Other income - related party	-	(9,964)	-	(29,964)

TOTAL OTHER (INCOME) EXPENSE	108,701	(9,964)	111,451	(29,964)

NET LOSS	$(120,340)	$(31,025)	$(158,759)	$(37,969)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment gain (loss)	1,775	(5,396)	1,407	(5,708)

COMPREHENSIVE LOSS	$(118,565)	$(36,421)	$(157,352)	$(43,677)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	100,839,204	98,666,650	99,758,863	98,666,650

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	September 30,
	2012	2011

OPERATING ACTIVITIES
Net loss	$(158,759)	$(37,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair market value of derivative liabilities	85,588	-
Amortization of debt discount	23,817	-
Changes in operating assets and liabilities:
Accounts receivable	(99,699)	-
Prepaids and other current assets	-	1,513
Deferred cost of sales	(10,057)	(16,127)
Accounts payable and accrued expenses	(94,563)	(14,794)
Accrued expenses - related party	26,500	30,000
Deferred revenue	50,525	52,651
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITES	(176,648)	15,274

FINANCING ACTIVITIES
Net advances - related party	4,337	-
Proceeds from extension of warrants	-	-
Proceeds from exercise of warrants	-	-
Proceeds from convertible note payable	55,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	59,337	-

FOREIGN CURRENCY EFFECT ON CASH	1,407	(5,708)

NET DECREASE IN CASH	(115,904)	9,566

CASH - Beginning of year	171,705	18,217

CASH - End of year	$55,801	$27,783

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversions of convertible notes payable into common stock	$15,600	$-
Derivative liability reclassed to additional paid-in capital	$98,894	$-

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.           Nature of Business

Firefish, Inc. (the “Company”) was incorporated in the State of Nevada on April 29, 2008 (“Inception”).  The Company’s primary operations are in India.

The Company offers mobile and internet marketing services to retailers. The Company also offers educational services to young learners and young adults. On an annual basis, in January and February the Company hosts an English competency competition referred to as the English Olympiad. As of September 30, 2012, the Company deferred revenues and costs related to the English Olympiad of $50,525 and $10,057, respectively. The revenues and costs will be recognized when the English Olympiad has been completed.

2.           Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has incurred net losses of approximately $524,000 since inception and has a working capital deficit of approximately $163,000.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2012, and the results of its operations and cash flows for the three and six months ended September 30, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited consolidated financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended March 31, 2012.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 7,437,500 and 133,334 common stock equivalents outstanding as of September 30, 2012 and 2011, respectively, which are excluded because they are considered anti-dilutive.

Concentration of Risks

During the six months ended September 30, 2012 and 2011, one customer accounted for 78.9% and 54.2% of revenues, respectively.  As of September 30, 3012, one customer accounted for 93.9% of accounts receivable.  Management believes the loss of this customer would not have a material impact on the Company’s financial position, results of operations, and cash flows.

3.           Convertible Notes

On February 28, 2012, the Company borrowed $27,500, of which $25,000 in proceeds were received, under a short-term convertible note with a third party.  Under the terms of the agreement, the note incurs interest at 8% per annum and is due on November 30, 2012.  During the six months ended September 30, 2012, the holder converted $15,600 into 9,750,000 shares of common stock. As of September 30, 2012, a balance of $11,900 remains on the convertible note.

On May 18, 2012, the Company borrowed $27,500, of which $25,000 in proceeds were received, under a short-term convertible note with a third party.  Under the terms of the agreement, the note incurs interest at 8% per annum and is due on February 22, 2013.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

On September 11, 2012, the Company borrowed $32,500, of which $30,000 in proceeds were, received, under a short-term convertible note with a third party.  Under the terms of the agreement, the note incurs interest at 8% per annum and is due on June 13, 2013.

The notes are convertible into common shares after six months and the conversion price is calculated by multiplying 51% (49% discount to market) by the lowest closing bid price during the 30 days prior to the conversion date.

Since the conversion features are only convertible after six months, there are no derivative liabilities at the notes inception.  However, the Company accounts for the derivative liabilities upon the passage of time and the notes becoming convertible, if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder as it is variable and does not have a floor as to the number of common shares in which could be converted. See Note 4 below for additional information.

In addition, the fees paid to the lender, $2,500 for each note totaling $7,500, were accounted for as an on issuance discount resulting in a $7,500 discount. The discount is being amortized over the term of the notes. During the six months ended September 30, 2012, $4,250 of the discount as amortized to interest expense. As of September 30, 2012, a discount of $3,250 remained and will be fully amortized during the year ended March 31, 2013.

4.           Derivative Liabilities

Commencing August 28, 2012, the Company's $27,500 convertible note issued on February 28, 2012 was convertible into common stock. The Company determined that since the conversion price was variable and does not contain a floor, the conversion feature represented a derivative liability.

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial conversion date and recorded the fair market value of the derivative liability of $60,941. Resulting in a full discount to the note, with the excess fair value of the derivative liability over the convertible note of $33,441 charged immediately to expense. The discount is being amortized over the term of the notes. During the six months ended September 30, 2012, $19,567 of the discount was amortized to interest expense. As of September 30, 2012, a discount of $7,933 remained and will be fully amortized during the year ended March 31, 2013.

Upon conversion of all or a portion of the convertible note, the derivative liability associated with the principal converted is valued immediately before conversion using the Black-Scholes model. The change in fair value of the derivative liability associated with the principal converted is recorded as a gain/loss on fair value of derivative liability in the accompanying statement of operation, with the remaining value of that portion of the derivative liability written off with a corresponding credit to additional paid-in capital. During the six months ended September 30, 2012, the holder of the convertible notes converted $15,600 of principal into common stock. The derivative liability of $98,894 associated with the converted principal was credited to additional paid-in capital at the time of conversion.

The derivative liability associated with the convertible note was $14,194 as of September 30, 2012. Based on this revaluation at quarter end and the revaluation of derivative liabilities measured during the period immediately before extinguishment of associated convertible note, the Company recognized a gain in fair value of derivative liability of $85,588 during the six months ended September 30, 2012 which includes the day one charge, revalue at dates of conversion and the marking to fair value at September 30, 2012.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

During the six months ended September 30, 2012, the following range of inputs was used to determine the value of the derivative liability using the Black-Scholes pricing model:

September 30, 2012
Annual dividend yield	-
Expected life (years)	0.17 - 0.26
Risk-free interest rate	0.17%
Expected volatility	229.90%

5.           Common Stock

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

See Note 3 for discussion regarding convertible notes payable converted into common stock.

6.           Related Party Transactions

The Company has an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes. As of September 30, 2012, included within accounts payable and accrued expenses - related parties are accrued salary and payroll taxes due under the agreement of $124,160.

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

7.           Subsequent Events

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

PLAN OF OPERATIONS

We were incorporated in Nevada in April 2008. Through September 30, 2010 we were a development stage company that had limited business operations. For the period from inception through September 30, 2010, we concentrated our efforts on developing a business plan which was designed to allow us to create our website and proprietary technologies for use on our website. Those activities included, but were not limited to, securing initial capital in order to fund the development of the pilot version of our website, developing our business plan, and other pre-marketing activities.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

During the three months ended September 30, 2012, we recognized revenues of $105,269 compared to $15,686 during the three months ended September 30, 2011.  The increase of $89,583 was the direct result of a contract in August 2012 in which the Company resold educational products and services to a customer.  Revenues during fiscal 2012 and 2013, consist primarily of educational services/products related to vocational training for young adults which was launched during fiscal 2011. During the three months ended September 30, 2012, we recognized a cost of sales of $71,652 resulting in gross income of $33,617; compared to cost of sales of $14,229 and gross income of $1,457 during the same period in 2011.  The increase in gross profit in the current period was a result of the significant contract we performed on in August 2012 whereby the margins were significantly better than our general product mix. In 2011, we had a contract in which provided quarterly receipts of $9,000 with little or no margin.

During the three months ended September 30, 2012, we incurred operational expenses of $30,256 compared to $27,446 during the three months ended September 30, 2011.  The $2,810 increase was a result of a slight increase in general and administrative costs due to a slight increase in operations. The Company expects general and administrative costs to remain relatively consistent in future periods.

For the Six Months Ended September 30, 2012 Compared to the Six Months Ended September 30, 2011

During the six months ended September 30, 2012, we recognized revenues of $119,600 compared to $33,240 during the six months ended September 30, 2011.  The increase of $86,360 was the direct result of a contract in August 2012 in which the Company resold educational products and services to a customer.  Revenues during fiscal 2012 and 2013, consist primarily of educational services/products related to vocational training for young adults which was launched during fiscal 2011. During the six months ended September 30, 2012, we recognized a cost of sales of $73,875 resulting in gross income of $45,725; compared to cost of sales of $25,629 and gross income of $7,611 during the same period in 2011.  The increase in gross profit in the current period was a result of the significant contract we performed on in August 2012 whereby the margins were significantly better than our general product mix. In 2011, we had a contract in which provided quarterly receipts of $9,000 with little or no margin.

During the six months ended September 30, 2012, we incurred operational expenses of $63,033 compared to $45,413 during the six months ended September 30, 2011.  The $17,620 increase was a result of a slight increase in general and administrative costs due to a slight increase in operations. The Company expects general and administrative costs to remain relatively consistent in future periods.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, we have total current assets of $166,320, consisting primarily of cash and accounts receivable.  At September 30, 2012, we have total liabilities of $329,694 and a working capital deficit of $163,374.

During the six months ended September 30, 2012, cash used in operating activities was $176,648 which included the net loss of $158,759, changes in operating assets and liabilities of $127,294 amortization of the discounts on convertible notes of $23,817 and a $85,588 loss on the change in the fair market value of the Company's derivative liability.

During the six months ended September 30, 2011, cash provided by operating activities was $15,274.  During the six months ended September 30, 2011, we recognized a net loss of $37,969, which was offset by an increase in changes of operating assets and liabilities of $53,243.

During the six months ended September 30, 2012 and 2011, we did not use or receive any funds from investment activities.

During the six months ended September 30, 2012, we received $55,000 from convertible notes payable in which the proceeds of such were used for fund operations.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended September 30, 2012.  Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of September 30, 2012. Management believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

·	Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions. The individual is also responsible for financial and regulatory reporting.

This material weakness was first identified by our Chief Executive and Principal Accounting Officer during the year ended March 31, 2010.  This weakness continues to exist as of September 30, 2012 due to the small size of the Company. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Quarterly Report on Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.  MINE SAFETY DISCLOSURES

NONE.

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

FIREFISH, INC.
(Registrant)

Dated: November 13, 2012	By: /s/Harshawardhan Shetty
Harshawardhan Shetty
President, Chief Executive Officer and Principal
Accounting Officer