Form 10-Q
period 2012-12-31
Firefish, Inc
filed 2013-02-11
CIK 1445883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________
(Mark One)

[ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 11, 2013 there were 108,416,650 shares of the registrant’s common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,	March 31,
	2012	2012
ASSETS

CURRENT ASSETS
Cash	$19,732	$171,705
Accounts receivable	689	763
Deferred cost of sales	22,877	-

TOTAL CURRENT ASSETS	43,298	172,468

TOTAL ASSETS	$43,298	$172,468

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,715	$165,066
Accrued expenses - related party	132,376	97,660
Advances - related party	9,100	5,258
Deferred revenue	67,033	-
Convertible notes payable, net of discount of $7,571 and $2,500, respectively	52,429	25,000
Derivative liability	190,970	-

TOTAL CURRENT LIABILITIES	463,623	292,984

LONG-TERM DEBT	11,993	-

TOTAL LIABILITIES	475,616	292,984

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 1,000,000,000 shares authorized at December 31, 2012; 100,000,000 shares authorized at March 31, 2012; 108,416,650 and 98,666,650 shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively	108,417	98,667
Additional paid-in capital	284,263	152,550
Accumulated other comprehensive income	(4,148)	(5,816)
Accumulated deficit	(820,850)	(365,917)

TOTAL STOCKHOLDERS' DEFICIT	(432,318)	(120,516)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$43,298	$172,468

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

REVENUES	$6,195	$15,257	$125,795	$48,497
COST OF SALES	8,101	17,018	81,976	42,647
GROSS MARGIN (LOSS)	(1,906)	(1,761)	43,819	5,850

OPERATING EXPENSES

General and administrative	72,069	26,205	135,102	71,618
General and administrative - related party	15,000	15,000	45,000	45,131

TOTAL OPERATING EXPENSES	87,069	41,205	180,102	116,749

LOSS FROM OPERATIONS	(88,975)	(42,966)	(136,283)	(110,899)

OTHER (INCOME) EXPENSE:
Loss on derivative liability	176,245	-	261,833	-
Interest expense	30,954	-	56,817	-
Other income - related party	-	-	-	(29,964)

TOTAL OTHER (INCOME) EXPENSE	207,199	-	318,650	(29,964)

NET LOSS	$(296,174)	$(42,966)	$(454,933)	$(80,935)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment gain (loss)	261	(1,294)	1,668	(7,002)

COMPREHENSIVE LOSS	$(295,913)	$(44,260)	$(453,265)	$(87,937)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	108,416,650	9,866,665	102,655,286	9,866,665

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	December 31,
	2012	2011

OPERATING ACTIVITIES
Net loss	$(454,933)	$(80,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital	-	2,500
Change in fair market value of derivative liabilities	261,833	-
Amortization of debt discount	54,929	-
Changes in operating assets and liabilities:
Accounts receivable	74	8,751
Prepaids and other current assets	-	1,513
Deferred cost of sales	(22,877)	(16,494)
Accounts payable and accrued expenses	(153,351)	(15,761)
Accrued expenses - related party	34,716	45,000
Deferred revenue	67,033	53,404
NET CASH USED IN OPERATING ACTIVITES	(212,576)	(2,022)

FINANCING ACTIVITIES
Net advances - related party	3,842	-
Proceeds from extension of warrants	-	2,000
Proceeds from convertible note payable	55,000	-
Proceeeds from lont-term debt	11,993	-
Payments on convertible notes payable	(11,900)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	58,935	2,000

FOREIGN CURRENCY EFFECT ON CASH	1,668	(7,002)

NET DECREASE IN CASH	(151,973)	(7,024)

CASH - Beginning of year	171,705	18,217

CASH - End of year	$19,732	$11,193

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$1,376	$-
Income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversions of convertible notes payable into common stock	$15,600	$-
Derivative liability reclassed to additional paid-in capital	$125,863	$-
Contributed capital - related party	$-	$2,500

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.            Nature of Business

Firefish, Inc. (the “Company”) was incorporated in the State of Nevada on April 29, 2008 (“Inception”).  The Company’s primary operations are in India.

The Company offers mobile and internet marketing services to retailers. The Company also offers educational services to young learners and young adults. On an annual basis, in January and February the Company hosts an English competency competition referred to as the English Olympiad. As of December 31, 2012, the Company deferred revenues and costs related to the English Olympiad of $67,033 and $22,877, respectively. The revenues and costs will be recognized when the English Olympiad has been completed.

2.            Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has incurred net losses of approximately $821,000 since inception and has a working capital deficit of approximately $420,000.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 31, 2012, and the results of its operations and cash flows for the three and nine months ended December 31, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited consolidated financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended March 31, 2012.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 26,960,784 and 133,334 common stock equivalents outstanding as of December 31, 2012 and 2011, respectively, which are excluded because they are considered anti-dilutive.

Concentration of Risks

During the nine months ended December 31, 2012 and 2011, one customer accounted for 70.0% and 55.7% of revenues, respectively.  As of December 31, 2012, one customer accounted for 74.3% of accounts receivable.  Management believes the loss of this customer would not have a material impact on the Company’s financial position, results of operations, and cash flows.

3.            Convertible Notes

On February 28, 2012, the Company borrowed $27,500, of which $25,000 in proceeds were received, under a short-term convertible note with a third party.  Under the terms of the agreement, the note incurs interest at 8% per annum and is due on November 30, 2012.  During the nine months ended December 31, 2012, the holder converted $15,600 into 9,750,000 shares of common stock.  During the quarter ended December 31, 2012, the Company paid the remaining balance of $11,900 and accrued interest thereon in full satisfaction of the note.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

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

In addition, the fees paid to the lender, $2,500 for each note totaling $7,500, were accounted for as an on issuance discount resulting in a $7,500 discount. The discount is being amortized over the term of the notes. During the nine months ended December 31, 2012, $6,040 of the discount as amortized to interest expense. As of December 31, 2012, a discount of $1,460 remained and will be fully amortized during the year ended March 31, 2013.

4.            Derivative Liabilities

Commencing August 28, 2012 and November 18, 2012, the Company's $27,500 and $27,500 convertible notes issued on February 28, 2012 and May 18, 2012, respectively were convertible into common stock. The Company determined that since the conversion price was variable and does not contain a floor, the conversion feature represented a derivative liability.

Note issued February 28, 2012

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of $60,941, resulting in a full discount to the note, with the excess fair value of the derivative liability over the convertible note of $33,441 charged immediately to expense. The discount has been amortized over the term of the note. During the nine months ended December 31, 2012, $27,500 of the discount was amortized to interest expense, with no remaining unamortized discount.

Upon conversion of all or a portion of the convertible note, the derivative liability associated with the principal converted is valued immediately before conversion using the Black-Scholes model. The change in fair value of the derivative liability associated with the principal converted is recorded as a gain/loss on fair value of derivative liability in the accompanying statement of operation, with the remaining value of that portion of the derivative liability written off with a corresponding credit to additional paid-in capital. During the nine months ended December 31, 2012, the holder of the convertible notes converted $15,600 of principal into common stock. The derivative liability of $98,894 associated with the converted principal was credited to additional paid-in capital at the time of conversion.  On November 29, 2012 the Company repaid the remaining $11,900 of the notes principal.  The derivative liability of $26,969 associated with the extinguished principal was credit to additional paid-in capital.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Based on this revaluation of the derivative liability at each quarters end and the revaluation of derivative liabilities measured during the period immediately before extinguishment of associated convertible note, the Company recognized a loss in fair value of derivative liability of $98,363 during the nine months ended December 31, 2012 which includes the day one charge, revalue at dates of conversion and repayment, and the marking to fair value at each quarter end in which the note was outstanding.  See the table below for the range of inputs used to determine the value of the derivatively liability using the Black-Scholes pricing model.

Note issued May 18, 2012

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of $74,193, resulting in a full discount to the note, with the excess fair value of the derivative liability over the convertible note of $46,693 charged immediately to expense. The discount is being amortized over the term of the note. During the nine months ended December 31, 2012, $21,389 of the discount was amortized to interest expense, with remaining unamortized discount of $6,111 as of December 31, 2012.

Based on this revaluation of the derivative liability as of December 31, 2012, the Company recognized a loss in fair value of derivative liability of $163,470 during the nine months ended December 31, 2012 which includes the day one charge.  See the table below for the range of inputs used to determine the value of the derivatively liability using the Black-Scholes pricing model.

Inputs used during the three months ended December 31, 2012
Annual dividend yield	-
Expected life (years)	0.10 - 0.26
Risk-free interest rate	0.02 - 0.06%
Expected volatility	365.8%

5.            Long-term Debt

On December 8, 2012 the Company borrowed $11,993from a third party under a long-term note.  Under the terms of the agreement, the note incurs zero percent interest and has no specified maturity date.  Imputed interest on the note is insignificant.

6.            Common Stock

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

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

7.            Related Party Transactions

The Company has an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes. As of December 31, 2012, included within accrued expenses - related parties are accrued salary and payroll taxes due under the agreement of $132,376.

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

8.          Subsequent Events

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

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

During the three months ended December 31, 2012, we recognized revenues of $6,195 compared to $15,257 during the three months ended December 31, 2011.  The decrease of $9,062 was the result of a slowing down in our mobile marketing business as a result of significant new regulation by the Telecom Regulatory Authority of India, Government of India related to mobile marketing.  Revenues during fiscal 2012 and 2013, consist primarily of educational services/products related to training for young learners and young adults which was launched during fiscal 2011. During the three months ended December 31, 2012, we recognized a cost of sales of $8,101 resulting in gross loss of $1,906; compared to cost of sales of $17,018 and gross loss of $1,761 during the same period in 2011.  The marginal increase in gross loss in the current period was a result of adjustments to our business and its cost structure to take into account the new regulations by the Telecom Regulatory Authority of India, Government of India related to mobile marketing.

During the three months ended December 31, 2012, we incurred operational expenses of $87,069 compared to $41,205 during the three months ended December 31, 2011.  The $45,864 increase was a result of costs incurred to further service the contract delivered earlier in which the Company resold educational products and services to a customer.

For the Nine months Ended December 31, 2012 Compared to the Nine months Ended December 31, 2011

During the nine months ended December 31, 2012, we recognized revenues of $125,795 compared to $48,497 during the nine months ended December 31, 2011.  The increase of $77,298 was the direct result of a contract in August 2012 in which the Company resold educational products and services to a customer.  Revenues during fiscal 2012 and 2013, consist primarily of educational services/products related to vocational training for young adults which was launched during fiscal 2011. During the nine months ended December 31, 2012, we recognized a cost of sales of $81,976 resulting in gross income of $43,819; compared to cost of sales of $42,647 and gross income of $5,850 during the same period in 2011.  The increase in gross profit in the current period was a result of the significant contract we performed on in August 2012 whereby the margins were significantly better than our general product mix. In 2011, we had a contract in which provided quarterly receipts of $9,000 with little or no margin.

During the nine months ended December 31, 2012, we incurred operational expenses of $180,102 compared to $116,749 during the nine months ended December 31, 2011.  The $63,353 increase was a result of a costs incurred to deliver a significant contract in which the Company resold educational products and services to a customer.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, we have total current assets of $43,298, consisting of cash, accounts receivable and deferred costs of sales.  At December 31, 2012, we have total liabilities of $475,616 and a working capital deficit of $420,325.

During the nine months ended December 31, 2012, cash used in operating activities was $212,576 which included the net loss of $454,933 changes in operating assets and liabilities of ($74,405) amortization of the discounts on convertible notes of $54,929 and a $261,833 loss on the change in the fair market value of the Company's derivative liability.

During the nine months ended December 31, 2011, cash used in operating activities was $2,022.  During the nine months ended December 31, 2011, we recognized a net loss of $80,935 which was offset by an increase in changes of operating assets and liabilities of $76,413.

During the nine months ended December 31, 2012 and 2011, we did not use or receive any funds from investment activities.

During the nine months ended December 31, 2012, we received $55,000 from convertible notes payable and $11,993 in long-term debt in which the proceeds of such were used to fund operations and repay convertible notes of $11,900.  During the nine months ended December 31, 2011, we received $2,000 for the extension of warrants.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended December 31, 2012.  Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of December 31, 2012. Management believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

--	Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions. The individual is also responsible for financial and regulatory reporting.

This material weakness was first identified by our Chief Executive and Principal Accounting Officer during the year ended March 31, 2010.  This weakness continues to exist as of December 31, 2012 due to the small size of the Company. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Quarterly Report on Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIREFISH, INC.
(Registrant)

Dated: February 11, 2013	By: /s/Harshawardhan Shetty
Harshawardhan Shetty
President, Chief Executive Officer and Principal
Accounting Officer