Form 10-K
period 2013-03-31
Firefish, Inc
filed 2013-07-01
CIK 1445883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes |_| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	[___]	Accelerated filer	[___]
Non-accelerated filer (Do not check if a smaller reporting company)	[___]	Smaller reporting company	[_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant at June 27, 2013 was approximately $73,118. The aggregate market value was computed by using the closing price of the common stock as of that date on the Over-the-Counter Bulletin Board (“OTCBB”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.) There were 127,482,504 shares outstanding of the registrant's Common Stock as of June 27, 2013.

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

Overview

Firefish was incorporated in the State of Nevada on April 29, 2008. Our principal offices are currently located at 12707 High Bluff Drive, Suite 200, San Diego, CA 92130. We occupy this office, which is leased by an associate of Harshawardhan Shetty, on a rent free basis. Our current telephone number is (917) 310-4718.   The Company offers mobile and internet marketing services to retailers. The Company also offers educational services to young learners and young adults. On an annual basis, in January and February the Company hosts an English, Math and Science competency competition referred to as the Primary Olympiad. Both our services are currently offered only in India. In India our offices are located at 76/F Kamgar Nagar, Kurla (East), Mumbai 400024.

We were originally started by an Indian engineer, our CEO Harshawardhan Shetty, to offer social networking services and ancillary offerings to the 18-24 year old, lower-middle class demographic. To serve this need, we built a robust social networking platform with wide ranging features. We also developed two ancillary lines of businesses that leveraged our user base and developed expertise within our target market (1) text message advertising services to retailers wishing to market their services to our social networking community and (2) educational services to current and potential members of our social networking community such as English language training/certification and English competency competitions.

Our current revenues are chiefly derived from text message advertising services to retailers, competition entry fees for English, Math and Science competency competitions and consulting fees for English language training/certification services.

For our text message advertising services, we have built a website, a mobile advertising platform that enables retailers to manage their advertising campaigns to our highly segmented database of consumers. While our database was seeded with users from our social networking community, we have since then significantly increased the size of our database via acquisition of users through events and purchased databases.

Our English, Math and Science competency competition referred to as the Primary Olympiad is an annual program and competition for young learners. We have built a website for the Primary Olympiad – http://www.primaryolympiad.com. The examination is held annually in January and February.

Industry Background

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

Firefish Overview

For our mobile advertising services to retailers we have developed an online platform. This platform allows retailers to log into their account, choose a consumer segment to send their advertising message to selecting age, gender, location and income levels, compose the advertising message to send, personalize the message via addressing the consumer by name, and schedule the message for later delivery. Retailers can also pay online. In addition, retailers can also call Firefish to fully manage their advertising campaign. While our database of users on the mobile advertising platform was seeded by our users from social networking services, we have significantly grown the size of our database via user acquisition events and database purchases.

Our training/certification/competition services consist of (1) the Primary Olympiad (http://www.primaryolympiad.com) an annual English, Math and Science competency program and competition for young learners with the examination being conducted in January and February each year (2) Spoken English classes (3) English certification programs in partnership with non-governmental agencies and state governments.

Competition

Firefish’s business does not fit into one single industry.  Firefish’s competition comes from the mobile advertising industry and from the K-12 education services industry, both of which are rapidly growing. As a result, the number and sophistication of competitors are also rapidly growing.  We hope to distinguish ourselves from these competitors by the combination of services we offer, the high quality of our websites and technology, and our focus on our core demographic.

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

Founded in India in 2007, InMobi is the largest independent mobile advertising network in the world. The company launched in the U.S. and Europe in early 2010. It is backed by Silicon Valley venture firm, Kleiner Perkins Caufield & Byers, Sherpalo Ventures, and Mumbai Angels. The InMobi network reaches over 350 Million consumers around the globe. There are over 10,000 publishers and 2,000 advertisers in the network.

Competition to Firefish’s services also comes from those providing education services to K-12 schools in India, specifically those conducting school competitions and those providing school-based assessments.

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

Internet Websites

We have secured the rights to the internet domain names www.firefish.in, and www.primaryolympiad.com.

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

Our Limited Operating History and Early Stage of Our Company Possess Significant Risks to Our Ability to Generate Sustained Revenue and Operate Successfully

While we have generated significant and sustained revenue streams from intended operations, the Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stages of a new business enterprise, particularly companies in highly competitive markets. Since the Company is among many that have entered the mobile advertising market, it faces competition. It also faces many risks specific to its business, which include the need to manage existing and expanding operations, the continuing need to raise additional capital, the dependence upon and need to hire key personnel, and the need to increase spending to adequately market our services. To address these risks, we must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade our technologies. We cannot provide any assurances that we will be successful in addressing such risks. The Company's failure to do so could have a material adverse effect on its business, prospects, financial condition and results of operations.

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

If our services fail to gain significant market acceptance, we may not have sufficient capital to pay our expenses and to continue to operate

The market for mobile marketing services is subject to continually changing consumer and industry preferences. As a result our services may not achieve and sustain market acceptance sufficient to generate enough revenues to cover our costs and allow us to become profitable or even continue to operate. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described and eventually secure other sources of financing and attain profitable operations. If the Company is unable to obtain adequate capital, it could be forced to cease operations. Management anticipates that the Company will be dependent, for the foreseeable future, on additional investment capital to fund operating expenses.  The Company intends to position itself so that it may be able to raise additional funds through the capital markets.  There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

We are dependent on third parties to maintain our websites and proprietary technologies, and any increased costs associated with third party developers or any delay or interruption in production would negatively affect our ability to continue our operations.

We rely on third parties to maintain our websites and proprietary technologies. The costs associated with relying on third parties may increase our development costs and negatively affect our ability to operate. Since we have less control over a third party because we cannot control the developer’s personnel, schedule or resources we may experience delays.  In addition aspects of the website and proprietary technologies may not match our expectations. If this happens we could lose anticipated revenues and may not have the capital necessary to continue our operations. In addition we may be required to rely on certain technology that we will license from third parties, including technology that we integrate and use with our internally developed technology. We cannot provide any assurances that these third party technology licenses will be available to us on commercially reasonable terms. The inability to establish any of these technology licenses, or the loss of such licenses if established, could result in delays until equivalent technology could be identified, licensed and integrated. Any such delays could materially adversely affect our business, operating results and financial condition.

We face the risks of changing consumer and industry preferences and uncertainty of market acceptance of our website and services.

Our services are new and evolving concepts. The level of demand and market acceptance of our services, are subject to a high degree of uncertainty. As consumer and industry preferences and trends evolve, there is a high degree of uncertainty about whether users will continue to value some or all of the key features which we intend to incorporate into our websites. The failure of the marketplace to deem our features desirable may discourage use of our website and limit the ability of the Company to generate revenues.

We operate in a highly competitive industry and compete against many large companies

Many companies worldwide are dedicated to mobile advertising and K-12 education services. We expect more companies to enter both industries. Our competitors in both industries vary in size from small companies to very large companies with dominant market shares and substantial financial resources.  The Company’s services will be in competition with these companies and others. Many of our competitors have significantly greater financial, marketing and development resources than we have. As a result, we may not be able to devote adequate resources to develop, acquire or license new technologies, undertake extensive marketing campaigns, adopt aggressive pricing policies or adequately compensate our developers to the same degree as certain of our competitors.

As the mobile advertising and K-12 education services industries in many of our proposed markets are relatively new and rapidly evolving, our current or future competitors may compete more successfully as the industry matures. In particular, any of our competitors may offer products and services that have significant performance, price, creativity and/or other advantages over our websites and technologies.  These products and services may significantly affect the demand for our services. In addition, any of our current or future competitors may be acquired by, receive investments from or enter into other strategic relationships with larger, longer-established and better-financed companies and therefore obtain significantly greater financial, marketing and technology licensing and development resources than we have. If we are unable to compete effectively in our principal markets, our business, financial condition and results of operations could be materially and adversely affected.

Our management has no experience in our relatively new industry, which may make it difficult for you to evaluate our business prospects

Our senior management and employees do not have any direct experience in the mobile advertising and K-12 education services businesses. There can be no assurance that such employees will be successful in working together to develop the websites and proprietary technologies. In addition, these industries are relatively new. Only a limited number of companies have successfully commercialized such services on an international scale. You must consider our business prospects in light of the risks and difficulties we will encounter in the future in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could materially harm our proposed business prospects, financial condition and results of operations.

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

We expect that advertising revenue will be a significant source of revenue in the foreseeable future, although we intend to reduce our dependence on it by attempting to develop ancillary business offerings to our core mobile marketing services. Advertising contracts are often short-term and/or terminable by the advertiser at any time with little notice. Thus, we have no assurance that we will be able to obtain, and if obtained, retain advertising contracts. Our ability to generate advertising revenue depends on several factors, including:

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

Our officers and directors and their affiliates currently own an aggregate of 66,550,660 shares. Assuming that no options and warrants are exercised the Company would have outstanding 117,116,650 shares of common stock. In such event our officers and directors would own approximately 56.82% of our outstanding common stock and be in a position to significantly affect all matters requiring shareholder approval, including the election of directors.  The interests of our officers and directors may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding their decisions. This level of control may also have an adverse impact on the market value of our shares because they may institute or undertake transactions, policies or programs that result in losses, may not take steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

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

The U.S. Securities and Exchange Commission (the “SEC”) has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

·	that a broker or dealer approve a person’s account for transactions in penny stocks; and

·	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

·	obtain financial information and investment experience objectives of the person; and

·
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

·	sets forth the basis on which the broker or dealer made the suitability determination; and

·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

As of March 31, 2013, we were authorized to issue up to 1,000,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

We do not own any property, real or otherwise.  Our principal offices are currently located at 12707 High Bluff Drive Suite 200, San Diego, CA 92130. We occupy this office, which is leased by an associate of Harshawardhan Shetty, on a rent free basis.

In August 2012, we leased office space in Mumbai, India under a one year lease.  Monthly payments are approximately $600.

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

Quarter Ended	Low Price	High Price
June 30, 2012	$0.005	$0.550
September 30, 2012	$0.003	$0.170
December 31, 2012	$0.002	$0.008
March 31, 2013	$0.006	$0.006

Holders

There are approximately 35 holders of record of Firefish’s common stock as of March 31, 2013.

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of March 31, 2013, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

For the Year Ended March 31, 2013 Compared to the Year Ended March 31, 2012

During the year ended March 31, 2013, we recognized revenues of $261,735, compared to revenues of $278,254 from our operational activities during the year ended March 31, 2012.  The decrease in sales of $16,519 was a result of lower revenues from our book resale and training and customization services compared to the previous year. However that decrease was in part made up by increased revenues from our school competition the Primary Olympiad.

Costs of sales decreased to $118,370 during the year ended March 31, 2013 from $176,316 during the year ended March 31, 2012. This is due to the reduced revenues from the book resale and training and customization business and also due to a change in the nature of contracts received for book resale and training and customization where larger proportions of training and customization, resulted in increase in the use of contract labor.

During the year ended March 31, 2013, we incurred general and administrative expenses of $211,747 compared to general and administrative expenses $160,464 during the year ended March 31, 2012.  The increase in general and administrative expense is related to higher costs of contract labor for operational and sales activity.

LIQUIDITY

At March 31, 2013, the Company had total current assets of $7,116, consisting of $7,056 in cash and $60 in accounts receivable. At March 31, 2012, the Company had total current assets of $172,468, consisting of $171,705 in cash and $763 in accounts receivable.

During the year ended March 31, 2013, the Company used cash of $222,064 in its operational activities consisting of a net loss of $327,288, non-cash adjustments of $194,324, and changes in operating accounts of $89,100.  During the year ended March 31, 2012, the Company provided cash of $123,726 in its operational activities consisting of a net loss of $88,880, non-cash adjustments of $2,500, and changes in operating accounts of $212,606.

During the years ended March 31, 2013 and 2012, the Company did not use nor receive funds from its investing activities.

During the year ended March 31, 2013, the Company received approximately $56,037 from its financing activities compared to approximately $36,758 during the year ended March 31, 2012. The funds received in fiscal 2013 were $55,000 in proceeds received from convertible notes payable and $32,970 from the sale of common stock. The Company used the proceeds received to fund operations and to pay off short term convertible debt.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenues from (1) consulting, educational and text message marketing services and (2) sponsored competition entry fees when (a) persuasive evidence that an agreement exists; (b) the products or services has been delivered or completed; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured. Revenues from consulting, educational and marketing services are generally recognized when the services have been performed as long as the other criteria have been met. Revenues from educational sponsored events, such as our English Olympiad, are recognized when the event has taken place

OFF-BALANCE SHEET ARRANGEMENTS

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of Firefish, Inc. and subsidiary for the years ended March 31, 2013 and 2012 appear as pages F-1 through F-16, at the end of the document.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2013 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended March 31, 2013. The Company believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

•	Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions. The individual is also responsible for financial and regulatory reporting.

This material weakness was first identified by our Chief Executive and Principal Accounting Officer during the year ended March 31, 2010.  This weakness continues to exist as of the March 31, 2013 due to the small size of the Company. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as Firefish, Inc. directors or executive officers, including their ages as of March 31, 2013.

Name	Age	Position

Harshawardhan Shetty	38	President, Chief Executive Officer, Principal Financial and Accounting Officer and Director

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

 ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended March 31, 2013 and 2012. The table sets forth this information for Firefish Inc., including salary, bonus, and certain other compensation to the Board members and named executive officers for the past two fiscal years and includes all Board Members and Officers as of March 31, 2013.

SUMMARY EXECUTIVES COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Harshawardhan Shetty, President, CEO and Principal	2013	$60,000	0	0	0	0	0	0	$60,000
Financial & Accounting Officer (1)	2012	$60,000	0	0	0	0	0	0	$60,000

(1)	The Company has entered into an Employment Agreement with Harshawardhan Shetty dated November 12, 2008.

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

The following table sets forth certain information concerning compensation paid to the Company’s directors during the year ended March 31, 2013:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Harshawardhan Shetty (1)	$-0-	$-0-	$-0-	$-0-	$-0-	$60,000	$60,000

(1)	Mr. Shetty is the sole officer of Firefish and pursuant to the terms of his employment agreement, received a salary of $60,000 during the year ended March 31, 2013.

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

The information below is based on the number of shares of the Company’s common stock that the Company believes was beneficially owned by each person or entity as of March 31, 2013.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner*	Percent of Class (1)
Common shares	Harshawardhan Shetty, President, CEO and Principal Financial & Accounting Officer & Director	66,550,660	56.82%
Common shares	All Directors and Executive Officers as a Group (1 person)	66,550,660	56.82%

(1)	At March 31, 2013, the Company had 117,116,650 shares of its common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officers and Directors

The Company has utilized offices leased from associates of Harshawardhan Shetty without charge. In August 2012 we leased office space in Mumbai, India under a one year lease.  Monthly payments are approximately $600.

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

Affiliates

The Company conducted a private placement in June of 2008, in which it sold 31,555,550 shares of the Company’s common stock for an aggregate price of $160,000.  It also sold warrants to purchase 10,000,000 shares at an exercise price of $0.045 to Genesis Venture Fund India I, LP of which as of March 31, 2013, no shares remain exercisable.  Genesis paid $10,000 for these warrants.  Genesis currently owns 444,440 shares of the Company’s common stock, which it purchased in the June 2008 private placement.  As of March 31, 2013 and 2012, affiliates of Genesis, James Price and Jonathan Dariyanani, do not own any shares of the Company’s common stock.  During the 2012 fiscal year the shares held by James Price and Jonathan Dariyanani were transferred to other entities. Messrs. Price and Dariyanani do not have any beneficial ownership of the shares owned by Genesis, but they do have the right, as principals of Genesis, to vote the Genesis shares until those shares are distributed to Genesis limited partners in accordance with the applicable limited partnership agreement.

The Company has also entered into an agreement with Zoma Ventures, LLC.  Zoma Ventures, LLC has agreed to manage the public offering process for Firefish including hiring additional service providers and making disbursements to the Company’s independent auditors, legal counsel and other service providers. Firefish has expensed $0 and $2,500 in services contributed by Zoma Ventures through March 31, 2013 and 2012, respectively.  Zoma Ventures is controlled by Jonathan Dariyanani.

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

The following table represents aggregate fees billed to the Company for the years ended March 31, 2013 and 2012 by Seale and Beers CPAs and Silberstein Ungar, PLLC.

	Year Ended March 31,
	2013		2012
Audit Fees	$15,600	*	$16,750	*

Audit-related Fees	$0		$0

Tax Fees	$0		$0

All Other Fees	$0		$0

Total Fees	$15,600		$16,750

*The audit fees paid during the years ended March 31, 2013 and 2012 paid on the Company’s behalf by Zoma Ventures, LLC were $0 and $2,000, respectively.

All audit work was performed by the auditors' full time employees.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

(a)	Audited consolidated financial statements for years ended March 31, 2013 and 2012

Exhibit Number	Description
3.1	Articles of Incorporation*

3.2	Bylaws*

4.1	Specimen Common Stock Certificate*

4.2	Subscription Agreement between the Company and Genesis Venture Fund India I, LP on June 30, 2008*

5.1	Opinion of Zoma Law Group, LLC.

10.1	Employment Agreement between the Company and Harshawardhan Shetty on November 12, 2008*

10.2	Form of Common Stock Subscription Agreement between the Company and Investors dated June 20, 2008*

10.3	Services Agreement between the Company, Zoma Ventures, LLC and Genesis Venture Fund India I, LP dated June 30, 2008*

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act**

32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act**

101 INS	XBRL Instance Document***

101 SCH	XBRL Schema Document***

101 CAL	XBRL Calculation Linkbase Document***

101 DEF	XBRL Definition Linkbase Document***

101 LAB	XBRL Labels Linkbase Document***

101 PRE	XBRL Presentation Linkbase Document***

*Previously Filed

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

FIREFISH, INC.

Consolidated Financial Statements for the Years Ended March 31, 2013 and 2012

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Firefish, Inc.

We have audited the accompanying consolidated balance sheets of Firefish, Inc. and Subsidiary as of March 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firefish, Inc. and Subsidiary as of March 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred cumulative net losses since inception and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
June 27, 2013

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash	$7,056	$171,705
Accounts receivable	60	763

TOTAL CURRENT ASSETS	7,116	172,468

TOTAL ASSETS	$7,116	$172,468

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$21,157	$165,066
Accrued expenses - related party	151,766	97,660
Advances - related party	732	5,258
Convertible note payable, net of discount of $21,665 and $2,500, respectively	5,435	25,000
Derivative liability	48,482	-

TOTAL CURRENT LIABILITIES	227,572	292,984

LONG-TERM DEBT	11,993	-

TOTAL LIABILITIES	239,565	292,984

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 1,000,000,000 and 100,000,000 shares authorized; 117,116,650 and 98,666,650 shares issued and outstanding at March 31, 2013 and 2012, respectively	117,117	98,667
Additional paid-in capital	348,077	152,550
Accumulated other comprehensive income	(4,438)	(5,816)
Accumulated deficit	(693,205)	(365,917)

TOTAL STOCKHOLDERS' DEFICIT	(232,449)	(120,516)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$7,116	$172,468

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	March 31,
	2013	2012

REVENUES	$261,735	$278,254
COST OF SALES	118,370	176,316
GROSS MARGIN	143,365	101,938

OPERATING EXPENSES
General and administrative	211,747	160,464
General and administrative - related party	60,000	60,131

TOTAL OPERATING EXPENSES	271,747	220,595

LOSS FROM OPERATIONS	(128,382)	(118,657)

OTHER INCOME (EXPENSE):
Interest expense	77,917	187
Loss on change in fair value of derivative liability	120,989	-
Other income - related party	-	(29,964)

TOTAL OTHER INCOME (EXPENSE)	198,906	(29,777)

NET LOSS	(327,288)	(88,880)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment gain (loss)	1,378	(6,996)

COMPREHENSIVE LOSS	$(325,910)	$(95,876)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	104,543,568	98,666,650

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit

Balance March 31, 2011	98,666,650	$98,667	$146,050	$1,180	$(277,037)	$(31,140)

Contributed capital - related party	-	-	2,500	-	-	2,500

Capital received for expiration date extension of warrants	-	-	4,000	-	-	4,000

Cumulative translation adjustment	-	-	-	(6,996)	-	(6,996)

Net loss	-	-	-	-	(88,880)	(88,880)

Balance March 31, 2012	98,666,650	98,667	152,550	(5,816)	(365,917)	(120,516)

Common stock issued for cash	3,300,000	3,300	29,670	-	-	32,970

Conversion of convertible debt into common stock	15,150,000	15,150	5,850	-	-	21,000

Derivative liability reclassed to equity	-	-	160,007	-	-	160,007

Cumulative translation adjustment	-	-	-	1,378	-	1,378

Net loss	-	-	-	-	(327,288)	(327,288)

Balance as of March 31, 2013	117,116,650	$117,117	$348,077	$(4,438)	$(693,205)	$(232,449)

The accompanying notes are an integral part of these financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(327,288)	$(88,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair market value of derivative liabilities	120,989	-
Amortization of debt discount	73,335	-
Changes in operating assets and liabilities:
Accounts receivable - customers	703	8,705
Prepaids and other current assets	-	1,513
Accounts payable and accrued expenses	(143,909)	142,388
Accounts payable and accrued expenses - related party	54,106	60,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITES	(222,064)	123,726

FINANCING ACTIVITIES
Contributed capital	-	2,500
Net advances (repayments) - related party	(4,526)	5,258
Proceeds from extension of warrants	-	4,000
Proceeds from long-term debt	11,993	-
Proceeds from sale of common stock	32,970	-
Proceeds from convertible note payable	55,000	25,000
Payments on convertible note payable	(39,400)
NET CASH PROVIDED BY FINANCING ACTIVITIES	56,037	36,758

FOREIGN CURRENCY EFFECT ON CASH	1,378	(6,996)

NET INCREASE (DECREASE) IN CASH	(164,649)	153,488

CASH - Beginning of year	171,705	18,217

CASH - End of year	$7,056	$171,705

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$3,071	$-
Income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible note payable	$21,000	$-
Reclass of derivative liability to equity	$160,007	$-

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

1.           Nature of Business

Firefish, Inc. (the “Company”) was incorporated in the State of Nevada on April 29, 2008 (“Inception”).  The Company’s primary operations are in India.

The Company offers mobile and internet marketing services to retailers. The Company also offers educational services to young learners and young adults. On an annual basis, in January and February the Company hosts an English, Math and Science competency competition referred to as the Primary Olympiad.

2.           Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, as of March 31, 2013 has incurred cumulative net losses of $693,205 since inception and has a working capital deficit of $220,456.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  These factors cause substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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
NOTES TO FINANCIAL STATEMENTS

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

As of March 31, 2013 and 2012, the Company' s cash was considered a level 1 instrument and at March 31, 2013 the derivative liability was considered a level 2 instrument. See Note 3 for valuation techniques and assumptions used for the derivative liability.  The Company does not have any level 3 instruments.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Firefish Networks Private Limited, an entity formed under the laws of the nation of India. All significant intercompany transactions have been eliminated in the consolidation.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are none and 133,334 common stock equivalents from outstanding warrants as of March 31, 2013 and 2012, respectively. As of March 31, 2013, there 21,254,902 potentially dilutive shares in connection with convertible notes payable.  These potentially dilutive shares are excluded because they are considered anti-dilutive.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses.  It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of March 31, 2013 and 2012, there have been no such charges.

Revenue Recognition

The Company recognizes revenues from (1) consulting, educational and text message marketing services and (2) sponsored competition entry fees when (a) persuasive evidence that an agreement exists; (b) the products or services has been delivered or completed; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured. Revenues from consulting, educational and marketing services are generally recognized when the services have been performed as long as the other criteria have been met. Revenues from educational sponsored events, such as our English Olympiad, are recognized when the event has taken place. Revenues from the resale of educational materials are recognized when shipped to the customer and all other tests of revenue recognition disclosed above are met. As of March 31, 2013 and 2012, we have no deferred revenues or costs related to our annual English Olympiad our competition took place in January and February and all previously deferred revenues and costs were recognized. As of March 31, 2012, the Company had deferred revenue of $6,905 recorded in accounts payable and accrued expenses on the accompanying balance sheet related to an educational training course in which payment had been received but the course had not been presented.

Comprehensive Income (Loss)

The Company recorded Other Comprehensive Income for the year ended March 31, 2013 and 2012 of $1,378 and $(6,996), respectively, as the result of currency translation adjustments.

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

FIREFISH, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

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

FIREFISH, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

	March 31,
	2013	2012

Income tax expense at statutory rate	$(127,642)	$(34,663)
Permanent differences	76,081	1,192
Valuation allowance	51,561	33,471
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	March 31,
	2013	2012

NOL Carryover	$99,965	$71,070
Accrued liabilities	63,873	41,207
Valuation allowance	(163,838	(112,277)
Net deferred tax asset	$-	$-

During the years ended March 31, 2013 and 2012, the valuation allowance increased by $51,561 and $33,471, respectively.  At March 31, 2013 the Company had approximately $321,913 of federal and state gross net operating losses available. The net operating loss carry forward, if not utilized, will begin to expire in 2031 for federal purposes and 2021 for state purposes.

Based on the available objective evidence, including the Company’s limited operating history and current liabilities in excess of assets, management believes it is more likely than not that the net deferred tax assets at March 31, 2013, will not be fully realizable. Due to the uncertainty surrounding realization of the deferred tax asset, the Company has provided a full valuation allowance against its net deferred tax assets at March 31, 2013.

The Company files income tax returns in the Indian jurisdiction only. Income tax returns filed for fiscal years 2009 and earlier are not subject to examination by U.S. federal state tax authorities. Income tax returns for fiscal years 2009 through 2013 remain open to examination by tax authorities in India. The Company believes that it has made adequate provisions for all income tax uncertainties pertaining to these open tax years.

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

FIREFISH, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

Stock-based Compensation

As of March 31, 2013, the Company has not issued any share-based payments to its employees or third-party consultants.

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

During the year ended March 31, 2013, one customer accounted for 36% of revenues. During the year ended March 31, 2012 two customers accounted for 12% and 58% of revenues. Management believes the loss of these organizations would not have a material impact on the Company’s financial position, results of operations, and cash flows.

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

3.           Convertible Notes

On February 28, 2012, the Company borrowed $27,500, of which $25,000 in proceeds were received, under a short-term convertible note with a third party.  Under the terms of the agreement, the note incurs interest at 8% per annum and is due on November 30, 2012. . During the year ended March 31, 2013, the holder converted $15,600 into 9,750,000 shares of common stock and repaid the remaining balance of $11,900 and accrued interest thereon in full satisfaction of the note.

On May 18, 2012, the Company borrowed $27,500, of which $25,000 in proceeds were received, under a short-term convertible note with a third party.  Under the terms of the agreement, the note incurs interest at 8% per annum and is due on February 22, 2013. In February 2013, the Company repaid the note and accrued interest totaling $29,195 in full satisfaction of the note.

On September 11, 2012, the Company borrowed $32,500, of which $30,000 in proceeds were, received, under a short-term convertible note with a third party.  Under the terms of the agreement, the note incurs interest at 8% per annum and is due on June 13, 2013. During March 2013, the holder converted $5,400 into 5,400,000 shares of common stock. As of March 31, 2013, the balance due on the convertible note was $27,100. Subsequent to March 31, 2013, $4,400 of principal was converted and the remaining $22,700 in principal plus accrued interest was repaid.

The notes are convertible into common shares after six months and the conversion price is calculated by multiplying 51% (49% discount to market) by the lowest closing bid price during the 30 days prior to the conversion date.  The notes were used to fund operations.

Since the conversion feature is only convertible after six month, there is no derivative liability at the notes inception.  However, the Company accounts for the derivative liability upon the passage of time and the note becoming convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder as it is variable and does not have a floor as to the number of common shares in which could be converted.

In addition, the fees paid to the lender, $2,500 for each note totaling $7,500, were accounted for as an on issuance discount resulting in a $7,500 discount. The discount is being amortized over the term of the notes. During the year ended March 31, 2013, the full $7,500 discount was amortized over the course of the year.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

4. Derivative Liabilities

Commencing August 28, 2012, November 18, 2012 and March 11, 2013, the Company's $27,500, $27,500 and $32,500 convertible notes issued on February 28, 2012, May 18, 2012 and September 11, 2012, respectively were convertible into common stock. The Company determined that since the conversion price was variable and does not contain a floor, the conversion feature represented a derivative liability.

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

Note issued February 28, 2012

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of $60,941, resulting in a full discount to the note, with the excess fair value of the derivative liability over the convertible note of $33,441 charged immediately to expense. The discount has been amortized over the term of the note. During the year ended March 31, 2013, $27,500 of the discount was amortized to interest expense, with no remaining unamortized discount.

During the year ended March 31, 2013, the holder of the convertible notes converted $15,600 of principal into common stock. The derivative liability of $98,894 associated with the converted principal was credited to additional paid-in capital at the time of conversion.  On November 29, 2012, the Company repaid the remaining $11,900 of the note’s principal.  The derivative liability of $26,969 associated with the extinguished principal was credit to additional paid-in capital.

Based on this revaluation of the derivative liability at each quarters end and the revaluation of derivative liabilities measured during the period immediately before extinguishment of associated convertible note, the Company recognized a loss in fair value of derivative liability of $98,363 during the year ended March 31, 2013 which includes the day one charge, revalue at dates of conversion and repayment, and the marking to fair value at each quarter end in which the note was outstanding.  See the table below for the range of inputs used to determine the value of the derivatively liability using the Black-Scholes pricing model.

Note issued May 18, 2012

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of $74,193, resulting in a full discount to the note, with the excess fair value of the derivative liability over the convertible note of $46,636 charged immediately to expense. The discount has been amortized over the term of the note. During the year ended March 31, 2013, $27,500 of the discount was amortized to interest expense, with no remaining unamortized discount.

The note was paid in February 2013, and the derivative liability was revalued at $26,422 and reclassed to additional paid in capital. Based on the revaluation of the derivative liability as of the date of extinguishment, the Company recognized a gain in fair value of derivative liability of $1,078 during the year ended March 31, 2013 which includes the day one charge.  See the table below for the range of inputs used to determine the value of the derivatively liability using the Black-Scholes pricing model.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

Note issued September 11, 2012

The Company calculated the derivative liability using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of $47,885, resulting in a full discount to the note, with the excess fair value of the derivative liability over the convertible note of $15,385 charged immediately to expense. The discount is being amortized over the term of the note. During the year ended March 31, 2013, $10,833 of the discount was amortized to interest expense, with remaining unamortized discount of $21,667 as of March 31, 2013.

During the year ended March 31, 2013, the holder of the convertible notes converted $5,400 of principal into common stock. The derivative liability of $7,722 associated with the converted principal was credited to additional paid-in capital at the time of conversion.

Based on the revaluation of the derivative liability as of March 31, 2013, the Company recognized a loss in fair value of derivative liability of $23,704 during the year ended March 31, 2013 which includes the day one charge.  See the table below for the range of inputs used to determine the value of the derivative liability using the Black-Scholes pricing model.

Range of Inputs Used During the Year Ended March 31, 2013
Annual dividend yield	-
Expected life (years)	0.01 - 0.26
Risk-free interest rate	0.02 - 0.17%
Expected volatility	221.2 - 465.2%

5.           Long-term Debt

On December 8, 2012 the Company borrowed $11,993 from an individual under a long-term note.  Under the terms of the note agreement, the note incurs zero percent interest and cannot be called prior to April 2, 2014.  As of March 31, 2013, imputed interest on the note is insignificant.  Subsequent to March 31, 2013, the note was repaid.

6.            Common Stock

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

FIREFISH, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

On April 5, 2012, the Company amended the articles of incorporation to increase the number of authorized shares from 100,000,000 to 1,000,000,000 shares. In addition, effective April 18, 2012, the Company enacted a forward stock split of 10 to 1 shares. All share and per share amounts included herein have been changed to reflect this forward stock split.

In February 2013, the Company sold 3,300,000 shares of common stock at $0.01 to a third party for net proceeds of $32,970.

7.           Related Party Transactions

An officer of the Company has agreed to pay for certain costs in connection with the Company’s public filing requirements. These costs included legal and accounting fees. During the years ended March 31, 2013 and 2012 this officer paid $0 and $2,500 of these fees, respectively.  The Company accounts for these amounts as a contribution of capital to additional paid-in capital.

In addition, the Company has an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes. As of March 31, 2013 and 2012, included within accounts payable and accrued expenses - related parties is accrued salary and payroll taxes due under the agreement of $151,766 and $97,660, respectively.

On April 15, 2011, the Company entered into a consulting agreement with Aero Financial, Inc (“Aero”), a significant shareholder of the Company. Under the terms of the agreement the Company was to perform services related to business plan development, capital raising and overall management of one of Aero’s business ventures. Under the terms of the agreement, the Company was to be paid $10,000 per month for the term beginning April 1, 2011 through termination of December 31, 2011. On May 31, 2011, the agreement was terminated by the Company. The $20,000 received under the agreement has been classified as other income for the year ended March 31, 2012 on the accompanying statement of operations and comprehensive loss due to the consulting services provided not being one of the Company’s primary lines of operation.

On July 15, 2011, the Company entered into a consulting agreement with Spectral Capital Corporation, whose legal counsel is a shareholder of the Company. Under the terms of the agreement the Company was paid $10,000 for services related to creating a professional presentation for the entity. The $10,000 received under the agreement has been classified as other income for the year ended March 31, 2012 on the accompanying statement of operations and comprehensive loss due to the consulting services provided not being one of the Company’s primary lines of operation.

8.           Subsequent Events

On June 3, 2013, the Company issued 5,365,854 shares in connection with the conversion of $4,400 in principal on the convertible note. In addition, on June 12, 2013, the remaining principal balance of $22,700 was repaid.

On June 12, 2013, the Company sold 5,000,000 shares of common stock at $0.01 to a third party for gross proceeds of $50,000.

The Company has evaluated events subsequent to March 31, 2013 and has determined that no events, other than those disclosed above, have occurred that would materially affect the consolidated financial statements above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREFISH, INC.

Dated: July 1, 2013	By: /s/ Harshawardhan Shetty Harshawardhan Shetty President, Chief Executive Officer and Principal Accounting Officer