Form 10-Q
period 2013-06-30
Firefish, Inc
filed 2013-08-12
CIK 1445883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________
(Mark One)

 [ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

As of August 12, 2013 there were 127,482,504 shares of the registrant’s common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements of Firefish, Inc. and subsidiary

Consolidated Balance Sheets as of June 30, 2013 and March 31, 2013	F-1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended June 30, 2013 and 2012	F-2

Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2013 and 2012	F-3

Notes to the Consolidated Financial Statements	F-4

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	March 31,
	2013	2013

ASSETS

Cash	$28,816	$7,056
Accounts receivable	-	60

TOTAL CURRENT ASSETS	28,816	7,116

TOTAL ASSETS	$28,816	$7,116

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,249	$21,157
Accrued expenses - related party	160,174	151,766
Advances - related party	5,344	732
Deferred revenue	1,795	-
Convertible note payable, net of discount of $0 and $21,665, respectively	-	5,435
Derivative liability	-	48,482

TOTAL CURRENT LIABILITIES	180,562	227,572

LONG-TERM DEBT	-	11,993

TOTAL LIABILITIES	180,562	239,565

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 127,482,504 and 117,116,650 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	127,483	117,117
Additional paid-in capital	418,429	348,077
Accumulated other comprehensive income	(4,768)	(4,438)
Accumulated deficit	(692,890)	(693,205)

TOTAL STOCKHOLDERS' DEFICIT	(151,746)	(232,449)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$28,816	$7,116

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended
	June 30,
	2013	2012

REVENUES	$48,410	$14,331
COST OF REVENUES	11,639	2,223
GROSS MARGIN	36,771	12,108

OPERATING EXPENSES

General and administrative	21,566	32,777
General and administrative - related party	15,000	15,000

TOTAL OPERATING EXPENSES	36,566	47,777

INCOME (LOSS) FROM OPERATIONS	205	(35,669)

OTHER EXPENSE (INCOME):
Interest expense	22,054	2,750
Gain on change in fair value of derivative liability	(22,164)	-

TOTAL OTHER (INCOME) EXPENSE	(110)	2,750

NET INCOME (LOSS)	$315	$(38,419)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment gain (loss)	(330)	(368)

COMPREHENSIVE INCOME (LOSS)	$(15)	$(38,787)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	104,543,568	98,666,650

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	June 30,
	2013	2012

OPERATING ACTIVITIES
Net income (loss)	$315	$(38,419)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair market value of derivative liabilities	(22,164)	-
Amortization of debt discount	21,665	2,150
Changes in operating assets and liabilities:
Accounts receivable - customers	60	212
Accounts payable and accrued expenses	(7,908)	(157,473)
Accounts payable and accrued expenses - related party	8,408	15,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITES	2,171	(178,530)

FINANCING ACTIVITIES
Net advances - related party	4,612	(3,553)
Payments on long-term debt	(11,993)	-
Proceeds from sale of common stock	50,000	-
Payments on convertible note payable	(22,700)	25,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,919	21,447

FOREIGN CURRENCY EFFECT ON CASH	(330)	(368)

NET INCREASE (DECREASE) IN CASH	21,760	(157,451)

CASH - Beginning of period	7,056	171,705

CASH - End of period	$28,816	$14,254

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$1,807	$-
Income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible note payable	$4,400	$-
Reclass of derivative liability to equity	$26,318	$-

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.           Nature of Business

Firefish, Inc. (the “Company”) was incorporated in the State of Nevada on April 29, 2008 (“Inception”).  The Company’s primary operations are in India.

The Company offers mobile and internet marketing services to retailers. The Company also offers educational services to young learners and young adults. On an annual basis, in January and February the Company hosts an English competency competition referred to as the English Olympiad. As of June 30, 2013, we had $1,795 in deferred revenues and $0 in costs related to our annual English Olympiad. The competition typically takes place in January and February and all deferred revenues and costs will be recognized at that time.

2.           Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has incurred net losses of approximately $693,000 since inception and has a working capital deficit of approximately $152,000.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2013, and the results of its operations and cash flows for the three months ended June 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited consolidated financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended March 31, 2013.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no common stock equivalents outstanding as of June 30, 2013 and 2012.

Concentration of Risks

During the three months ended June 30, 2013, two customers accounted for 63.9% and 24.3% of revenues, respectively. During the three months ended June 30, 2012, one customer accounted for 24.5% of revenues  Management believes the loss of these customers would not have a material impact on the Company’s financial position, results of operations, and cash flows.

3.           Convertible Note

On September 11, 2012, the Company borrowed $32,500, of which $30,000 in proceeds were, received, under a short-term convertible note with a third party.  Under the terms of the agreement, the note accrued  interest at 8% per annum and was due on June 13, 2013.

The note was convertible into common shares after six months and the conversion price was to be calculated by multiplying 51% (49% discount to market) by the lowest closing bid price during the 30 days prior to the conversion date.

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

4.           Derivative Liabilities

Commencing March 11, 2013, the Company's $32,500 convertible note issued on September 11, 2012 was convertible into common stock. The Company determined that since the conversion price was variable and did not contain a floor, the conversion feature represented a derivative liability.

The Company calculated the derivative liability related to the convertible note issued on September 11, 2012 using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of $47,885, resulting in a full discount to the note, with the excess fair value of the derivative liability over the convertible note of $15,385 charged immediately to expense during the year ended March 31, 2013. The discount was being amortized over the term of the note. During the three months ended June 30, 2013, $21,667 of the discount was amortized to interest expense.

During the three months ended June 30, 2013, the holder of the convertible notes converted $4,400 of principal into common stock and was repaid the remaining balance of $22,700. The derivative liability of $26,318 associated with the converted and paid principal was credited to additional paid-in capital at the time of conversion and payment.

5.           Long-term Debt

On December 8, 2012 the Company borrowed $11,993 from a third party under a long-term note.  Under the terms of the agreement, the note incurs zero percent interest and has no specified maturity date.  Imputed interest on the note is insignificant.  In June 2013, the long-term note was paid in full.

6.           Common Stock

In June 2013, the Company sold 5,000,000 shares of common stock for proceeds of $50,000.

See Note 3 for discussion regarding $4,400 of convertible notes payable converted into common stock.

7.           Related Party Transactions

The Company has an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes. As of June 30, 2013, included within accrued expenses - related parties are accrued salary and payroll taxes due under the agreement of $160,174.

8.           Subsequent Events

Management has assessed subsequent events through August 6, 2013, the date of issuance of these consolidated financial statements.

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

The Company’s independent registered public accounting firm’s report on the Company’s financial statements as of March 31, 2013 included a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

During the three months ended June 30, 2013, we recognized revenues of $48,410 compared to $14,331 during the three months ended June 30, 2012.  The increase of $34,079 was the result of new contracts and resulting increased revenues from our book resale and services business.  Revenues during fiscal 2014 and 2013, consist primarily of educational services/products related to training for young learners and young adults which was launched during fiscal 2011. During the three months ended June 30, 2013, we recognized a cost of sales of $11,639 resulting in gross profit of $36,771; compared to cost of sales of $2,223 and gross profit of $12,108 during the same period in 2012.  The increase in gross profit in the current period was a result of increased revenues and hence gross profit from our book resale and services business.

During the three months ended June 30, 2013, we incurred operational expenses of $36,566 compared to $47,777 during the three months ended June 30, 2013.  The $11,211 decrease was a result of reduced expenditure on consultants due to the change in product mix with lower revenues from our mobile advertising business and also reduced expenditure on rent due to the change in our office location.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, we have total current assets of $28,816, consisting solely of cash.  At June 30, 2013, we have total liabilities of $180,562 and a working capital deficit of $151,746.

During the three months ended June 30, 2013, cash provided by operating activities was $2,171 which included the net income of $315; changes in operating assets and liabilities of $560; amortization of the discounts on convertible notes of $21,665 and a $22,164 gain on the change in the fair market value of the Company's derivative liability.

During the three months ended June 30, 2012, we recognized a net loss of $38,419 and used cash in operating activities of $178,530, which was primarily a result of net decreases in accounts payable and accrued expenses of $142,473; offset by non-cash add backs of $2,150.

During the three months ended June 30, 2013 and 2012, we did not use or receive any funds from investment activities.

During the three months ended June 30, 2013,we received $50,000 from the sale of common stock in which we used to pay $22,700 in convertible notes payable and $11,993 in long-term debt.  During the three months ended June 30, 2012, we received $25,000 from convertible notes payable in which the proceeds of such were used for fund operations.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended June 30, 2013.  Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of June 30, 2013. Management believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

·	Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions. The individual is also responsible for financial and regulatory reporting.

This material weakness was first identified by our Chief Executive and Principal Accounting Officer during the year ended March 31, 2010.  This weakness continues to exist as of June 30, 2013 due to the small size of the Company. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Quarterly Report on Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIREFISH, INC.
(Registrant)

Dated: August 12, 2013	By: /s/Harshawardhan Shetty
Harshawardhan Shetty
President, Chief Executive Officer and Principal
Accounting Officer