Form 10-Q
period 2013-12-31
Firefish, Inc
filed 2014-02-11
CIK 1445883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________
(Mark One)

[ X ]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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

(917) 310-4718
(Registrant's Telephone number)

Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  past 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2)  has  been  subject  to the  filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [ ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of February 11, 2014 there were 127,482,504 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

PART I
ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Consolidated Financial Statements of Firefish, Inc. and subsidiary

Consolidated Balance Sheets as of December 31, 2013 and March 31, 2013	F-1

Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended December 31, 2013 and 2012	F-2

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2013 and 2012	F-3

Notes to the Consolidated Financial Statements	F-4

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
	2013	2013

ASSETS

CURRENT ASSETS
Cash	$7,462	$7,056
Accounts receivable	-	60
Deferred cost of sales	40,081	-
Other current assets	818	-

TOTAL CURRENT ASSETS	48,361	7,116

TOTAL ASSETS	$48,361	$7,116

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,676	$21,157
Accrued expenses - related party	173,985	151,766
Advances - related party	7,379	732
Deferred revenue	82,681	-
Convertible note payable, net of discount of $0 and $21,665, respectively	-	5,435
Derivative liability	-	48,482

TOTAL CURRENT LIABILITIES	267,721	227,572

LONG-TERM DEBT	-	11,993

TOTAL LIABILITIES	267,721	239,565

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 127,482,504 and 117,116,650 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	127,483	117,117
Additional paid-in capital	418,429	348,077
Accumulated other comprehensive income	(5,078)	(4,438)
Accumulated deficit	(760,194)	(693,205)

TOTAL STOCKHOLDERS' DEFICIT	(219,360)	(232,449)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$48,361	$7,116

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

REVENUES	$5,538	$6,195	$61,739	$125,795
COST OF REVENUES	952	8,101	13,286	81,976
GROSS MARGIN	4,586	(1,906)	48,453	43,819

OPERATING EXPENSES

General and administrative	17,902	72,069	70,613	135,102
General and administrative - related party	15,000	15,000	45,000	45,000

TOTAL OPERATING EXPENSES	32,902	87,069	115,613	180,102

LOSS FROM OPERATIONS	(28,316)	(88,975)	(67,160)	(136,283)

OTHER EXPENSE (INCOME):
Interest expense	-	30,954	21,993	56,817
(Gain) loss on change in fair value of derivative liability	-	176,245	(22,164)	261,833

TOTAL OTHER (INCOME) EXPENSE	-	207,199	(171)	318,650

NET LOSS	$(28,316)	$(296,174)	$(66,989)	$(454,933)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustment gain (loss)	586	261	(640)	1,668

COMPREHENSIVE LOSS	$(27,730)	$(295,913)	$(67,629)	$(453,265)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	127,482,504	108,416,650	124,906,451	102,655,286

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	December 31,
	2013	2012

OPERATING ACTIVITIES
Net loss	$(66,989)	$(454,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair market value of derivative liabilities	(22,164)	261,833
Amortization of debt discount	21,665	54,929
Changes in operating assets and liabilities:
Accounts receivable - customers	60	74
Prepaids and other current assets	(818)	-
Deferred cost of sales	(40,081)	(22,877)
Accounts payable and accrued expenses	(17,481)	(153,351)
Accounts payable and accrued expenses - related party	22,219	34,716
Deferred revenue	82,681	67,033
NET CASH USED IN OPERATING ACTIVITIES	(20,908)	(212,576)

FINANCING ACTIVITIES
Net advances - related party	6,647	3,842
Payments on long-term debt	(11,993)	-
Proceeds from sale of common stock	50,000	-
Proceeds from convertible note payable	-	55,000
Proceeds long-term debt	-	11,993
Payments on convertible note payable	(22,700)	(11,900)
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,954	58,935

FOREIGN CURRENCY EFFECT ON CASH	(640)	1,668

NET INCREASE (DECREASE) IN CASH	406	(151,973)

CASH - Beginning of period	7,056	171,705

CASH - End of period	$7,462	$19,732

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$1,807	$1,376
Income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible note payable	$4,400	$15,600
Reclass of derivative liability to equity	$26,318	$125,863

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.            Nature of Business

Firefish, Inc. (the “Company”) was incorporated in the State of Nevada on April 29, 2008 (“Inception”).  The Company’s primary operations are in India.

The Company offers mobile and internet marketing services to retailers. The Company also offers educational services to young learners and young adults. On an annual basis, in January and February the Company hosts an English competency competition referred to as the English Olympiad. As of December 31, 2013, we had $82,681 in deferred revenues and $40,081 in deferred costs related to our annual English Olympiad. The competition typically takes place in January and February and all deferred revenues and costs will be recognized at that time.

2.            Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has incurred net losses of approximately $760,000 since inception and has a working capital deficit of approximately $219,000.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 31, 2013, and the results of its operations and cash flows for the three and nine months ended December 31, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited consolidated financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended March 31, 2013.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no common stock equivalents outstanding as of December 31, 2013 and 2012.

Concentration of Risks

During the nine months ended December 31, 2013, two customers accounted for 52.0% and 27.7% of revenues, respectively. During the nine months ended December 31, 2012, one customer accounted for 70.0% of revenues  Management believes the loss of these customers would not have a material impact on the Company’s financial position, results of operations, and cash flows.

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

The Company calculated the derivative liability related to the convertible note issued on September 11, 2012 using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of $47,885, resulting in a full discount to the note, with the excess fair value of the derivative liability over the convertible note of $15,385 charged immediately to expense during the year ended March 31, 2013. The discount was being amortized over the term of the note. During the nine months ended December 31, 2013, $21,665 of the discount was amortized to interest expense.

During the nine months ended December 31, 2013, the holder of the convertible notes converted $4,400 of principal into 5,365,854 shares of common stock and was repaid the remaining balance of $22,700. The derivative liability of $26,318 associated with the converted and paid principal was credited to additional paid-in capital at the time of conversion and payment.

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

7.            Related Party Transactions

The Company has an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes. As of December 31, 2013, included within accrued expenses - related parties are accrued salary and payroll taxes due under the agreement of $173,985.

8.             Subsequent Events

Management has assessed subsequent events subsequent to December 31, 2013 through the date of issuance of these consolidated financial statements.

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

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

During the three months ended December 31, 2013, we recognized revenues of $5,538 compared to $6,195 during the three months ended December 31, 2012.  The decrease of $657 was the result of decreased revenues from our book resale and services business.  Revenues during fiscal 2014 and 2013, consist primarily of educational services/products related to training for young learners and young adults which was launched during fiscal 2011. During the three months ended December 31, 2013, we recognized a cost of sales of $952 resulting in gross profit of $4,586; compared to cost of sales of $8,101 and gross loss of $1,906 during the same period in 2012.  The increase in gross profit in the current period was a result of decreased cost of goods sold and hence increased gross profit from our book resale and services business.

During the three months ended December 31, 2013, we incurred operational expenses of $32,902 compared to $87,069 during the three months ended December 31, 2012.  The $54,167 decrease was a result of decreased expenditure on consultants to support our technology initiatives.

For the Nine Months Ended December 31, 2013 Compared to the Nine Months Ended December 31, 2012

During the nine months ended December 31, 2013, we recognized revenues of $61,739 compared to $125,795 during the nine months ended December 31, 2012.  The decrease of $64,056 was the result of decreased revenues from our book resale and services business.  Revenues during fiscal 2014 and 2013, consist primarily of educational services/products related to training for young learners and young adults which was launched during fiscal 2011. During the nine months ended December 31, 2013, we recognized a cost of sales of $13,286 resulting in gross profit of $48,453; compared to cost of sales of $81,976 and gross profit of $43,819 during the same period in 2012.  The increase in gross profit in the current period was a result of decreased cost of goods sold hence increased gross profit from our book resale and services business.

During the nine months ended December 31, 2013, we incurred operational expenses of $115,613 compared to $180,102 during the nine months ended December 31, 2012.  The $64,489 decrease was a result of reduced expenditure on consultants due to the change in product mix with lower revenues from our book resale and services business.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, we have total current assets of $48,361, consisting of cash and deferred cost of sales.  At December 31, 2013, we have total liabilities of $267,721 and a working capital deficit of $219,360.

During the nine months ended December 31, 2013, cash used in operating activities was $20,908 which included the net loss of $66,989; changes in operating assets and liabilities of $46,580; amortization of the discounts on convertible notes of $21,665 and a $22,164 gain on the change in the fair market value of the Company's derivative liability.

During the nine months ended December 31, 2012, cash used in operating activities was $212,576 which included the net loss of $454,933 changes in operating assets and liabilities of ($74,405) amortization of the discounts on convertible notes of $54,929 and a $261,833 loss on the change in the fair market value of the Company's derivative liability.

During the nine months ended December 31, 2013 and 2012, we did not use or receive any funds from investment activities.

During the nine months ended December 31, 2013, we received $50,000 from the sale of common stock in which we used to pay $22,700 in convertible notes payable and $11,993 in long-term debt.  During the nine months ended December 31, 2012, we received $55,000 from convertible notes payable and $11,993 in long-term debt in which the proceeds of such were used to fund operations and repay convertible notes of $11,900.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended December 31, 2013.  Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of December 31, 2013. Management believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

·	Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions. The individual is also responsible for financial and regulatory reporting.

This material weakness was first identified by our Chief Executive and Principal Accounting Officer during the year ended March 31, 2010.  This weakness continues to exist as of December 31, 2013 due to the small size of the Company. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Quarterly Report on Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIREFISH, INC.
(Registrant)

Dated: February 11, 2014	By: /s/Harshawardhan Shetty
Harshawardhan Shetty
President, Chief Executive Officer and Principal
Accounting Officer