Form 10-K
period 2014-03-31
Firefish, Inc
filed 2014-06-27
CIK 1445883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

Or

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 333-156637

FIREFISH, INC.
 (Exact name of registrant as specified in its charter)

Nevada	26-2515882
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

244 5th Avenue, Suite 200, New York, NY 10001
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant at September 30, 2103 was approximately $152,330. The aggregate market value was computed by using the closing price of the common stock as of that date on the Over-the-Counter Bulletin Board (“OTCBB”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.) There were 127,482,504 shares outstanding of the registrant's Common Stock as of June 27, 2014.

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

Overview

Firefish was incorporated in the State of Nevada on April 29, 2008. Our principal offices are currently located at 244 5th Avenue, Suite 200, New York, NY 10001. We occupy this office, which is leased by an associate of Harshawardhan Shetty, on a rent free basis. Our current telephone number is (917) 310-4718.   The Company offers mobile and internet marketing services to retailers. The Company also offers educational services to young learners and young adults. On an annual basis, in January and February the Company hosts an English, Math and Science competency competition referred to as the Primary Olympiad. Both our services are currently offered only in India. In India our offices are located at 76/F Kamgar Nagar, Kurla (East), Mumbai 400024.

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

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

We do not own any property, real or otherwise.  Our principal offices are currently located at 244 5th Avenue, Suite 200, New York, NY 10001. We occupy this office, which is leased by an associate of Harshawardhan Shetty, on a rent free basis.

In August 2012, we leased office space in Mumbai, India under a one year lease. We renewed this lease in August 2013. Monthly payments are approximately $600.

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

None.

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

Quarter Ended	Low Price	High Price
June 30, 2012	$0.005	$0.550
September 30, 2012	$0.003	$0.170
December 31, 2012	$0.002	$0.008
March 31, 2013	$0.006	$0.006

Quarter Ended	Low Price	High Price
June 30, 2013	$0.0011	$0.0025
September 30, 2013	$0.0017	$0.0033
December 31, 2013	$0.0015	$0.0034
March 31, 2014	$0.0016	$0.0030

Holders

There are approximately 36 holders of record of Firefish’s common stock as of March 31, 2014.

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of March 31, 2014, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

For the Year Ended March 31, 2014 Compared to the Year Ended March 31, 2013

During the year ended March 31, 2014, we recognized revenues of $176,072, compared to revenues of $261,735 from our operational activities during the year ended March 31, 2013.  The decrease in sales of $85,663 or 32.7% was a result of lower revenues from our book resale and training and customization services compared to the previous year. However that decrease was in part made up by increased revenues from our school competition the Primary Olympiad.

Costs of sales decreased to $70,411 during the year ended March 31, 2014 from $118,370 during the year ended March 31, 2013, a decrease of $47,959 or 40.5%. This is due to the reduced revenues from the book resale and training and customization business and also due to a change in the nature of contracts received for book resale and training and customization where larger proportions of training and customization, resulted in increase in the use of contract labor.

During the year ended March 31, 2014, we incurred general and administrative expenses of $101,962 compared to general and administrative expenses of $211,747 during the year ended March 31, 2013, a decrease of $109,785 or 51.8%.  The decrease in general and administrative expense was directly related to the Company's emphasis on reducing costs which resulted in the reduction in administrative labor of approximately $70,000, office supplies of $15,000 and travel and entertainment of $10,000.

LIQUIDITY

At March 31, 2014, the Company had total current assets of $12,366, consisting of $428 in cash, $9,494 in accounts receivable, and $2,444 in other current assets. At March 31, 2013, the Company had total current assets of $7,116, consisting of $7,056 in cash and $60 in accounts receivable.

During the year ended March 31, 2014, the Company used cash of $33,220 in its operational activities consisting of a net loss of $56,130, non-cash adjustments of $499, and changes in operating accounts of $23,409.  During the year ended March 31, 2013, the Company used cash of $222,064 in its operational activities consisting of a net loss of $327,288, non-cash adjustments of $194,324, and changes in operating accounts of $89,100.

During the years ended March 31, 2014 and 2013, the Company did not use nor receive funds from its investing activities.

During the year ended March 31, 2014, the Company received $27,111 from its financing activities compared to $56,037 during the year ended March 31, 2013. The funds received in fiscal 2014 included $50,000 from the sale of common stock. The funds received in fiscal 2013 included $55,000 in proceeds received from convertible notes payable and $32,970 from the sale of common stock. The Company used the proceeds received to fund operations and to pay off short term convertible debt.

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

Not applicable.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of Firefish, Inc. and subsidiary for the years ended March 31, 2014 and 2013 begin on page F-1 at the end of the document.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2014 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended March 31, 2014. The Company believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

•	Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions. The individual is also responsible for financial and regulatory reporting.

This material weakness was first identified by our Chief Executive and Principal Accounting Officer during the year ended March 31, 2010.  This weakness continues to exist as of the March 31, 2014 due to the small size of the Company. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as Firefish, Inc. directors or executive officers, including their ages as of March 31, 2014.

Name	Age	Position

Harshawardhan Shetty	40	President, Chief Executive Officer, Principal Financial and Accounting Officer and Director

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

Biographical Information

Harshawardhan Shetty, Sole Officer and Director since 2008

Presently, Mr. Shetty is the sole officer and director of Firefish.  Prior to his founding Firefish in April of 2008, Mr. Shetty was employed as an Investment Banker in the Media and Telecommunications franchise of Citigroup Global Markets in New York, NY from August 2007 until May of 2008.  From August 2005 until May 2007, Mr. Shetty was a student at the Tuck Business School at Dartmouth, where he received his MBA.  Prior to attending Tuck, Mr. Shetty was employed as a manager in strategy and business development at a large Indian based NGO, Pratham, based in Mumbai India, where he served from December of 2003 until June of 2005.  Mr. Shetty was also previously employed at i2 Technologies, based in Dallas, Texas, in consulting and business development and at Infosys, in Bangalore, India, as a computer programmer.  Mr. Shetty has a bachelor of technology degree in Mechanical Engineering from IIT Madras and a Master of Science degree in Mechanical Engineering from the University of Maryland, College Park.

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

 ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended March 31, 2014 and 2013. The table sets forth this information for Firefish Inc., including salary, bonus, and certain other compensation to the Board members and named executive officers for the past two fiscal years and includes all Board Members and Officers as of March 31, 2014.

SUMMARY EXECUTIVES COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Harshawardhan Shetty, President, CEO and Principal Financial & Accounting Officer (1)	2014 2013	$60,000 $60,000	0 0	0 0	0 0	0 0	0 0	0 0	$60,000 $60,000

(1)	The Company has entered into an Employment Agreement with Harshawardhan Shetty dated November 12, 2008.

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

The following table sets forth certain information concerning compensation paid to the Company’s directors during the year ended March 31, 2014:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Harshawardhan Shetty (1)	$-0-	$-0-	$-0-	$-0-	$-0-	$60,000	$60,000

(1)	Mr. Shetty is the sole officer of Firefish and pursuant to the terms of his employment agreement, received a salary of $60,000 during the year ended March 31, 2014.

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

The information below is based on the number of shares of the Company’s common stock that the Company believes was beneficially owned by each person or entity as of March 31, 2014.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner*	Percent of Class (1)
Common shares	Harshawardhan Shetty, President, CEO and Principal Financial & Accounting Officer & Director	66,550,660	52.20%
Common shares	All Directors and Executive Officers as a Group (1 person)	66,550,660	52.20%

(1)	At March 31, 2014, the Company had 127,482,504 shares of its common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officers and Directors

The Company has utilized offices leased from associates of Harshawardhan Shetty without charge. In August 2012 we leased office space in Mumbai, India under a one year lease. We renewed the lease in August 2013. Monthly payments are approximately $600.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Silberstein Ungar, PLLC is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining Silberstein Ungar, PLLCs independence.

The following table represents aggregate fees billed to the Company for the years ended March 31, 2014 and 2013 by Silberstein Ungar, PLLC.

	Year Ended March 31,
	2014	2013
Audit Fees	$17,700	$15,600

Audit-related Fees	$0	$0

Tax Fees	$0	$0

All Other Fees	$0	$0

Total Fees	$17,700	$15,600

All audit work was performed by the auditors' full time employees.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

(a)	Audited consolidated financial statements for years ended March 31, 2014 and 2013

Exhibit Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

4.1	Specimen Common Stock Certificate*

4.2	Subscription Agreement between the Company and Genesis Venture Fund India I, LP on June 30, 2008*

5.1	Opinion of Zoma Law Group, LLC.*

10.1	Employment Agreement between the Company and Harshawardhan Shetty on November 12, 2008*

10.2	Form of Common Stock Subscription Agreement between the Company and Investors dated June 20, 2008*

10.3	Services Agreement between the Company, Zoma Ventures, LLC and Genesis Venture Fund India I, LP dated June 30, 2008*

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act**

32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act**

101 INS	XBRL Instance Document***

101 SCH	XBRL Schema Document***

101 CAL	XBRL Calculation Linkbase Document***

101 DEF	XBRL Definition Linkbase Document***

101 LAB	XBRL Labels Linkbase Document***

101 PRE	XBRL Presentation Linkbase Document***

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

FIREFISH, INC.

Consolidated Financial Statements for the Years Ended March 31, 2014 and 2013

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Firefish, Inc.

We have audited the accompanying consolidated balance sheets of Firefish, Inc. and Subsidiary as of March 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firefish, Inc. and Subsidiary as of March 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred cumulative net losses since inception and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
June 25, 2014

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash	$428	$7,056
Accounts receivable	9,494	60
Other current assets	2,444	-

TOTAL CURRENT ASSETS	12,366	7,116

TOTAL ASSETS	$12,366	$7,116

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$19,225	$21,157
Accrued expenses - related party	188,985	151,766
Advances - related party	12,536	732
Convertible note payable, net of discount of $0 and $21,665, respectively	-	5,435
Derivative liability	-	48,482

TOTAL CURRENT LIABILITIES	220,746	227,572

LONG-TERM DEBT	-	11,993

TOTAL LIABILITIES	220,746	239,565

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 127,482,504 and 117,116,650 shares issued and outstanding at March 31, 2014 and 2013, respectively	127,483	117,117
Additional paid-in capital	418,429	348,077
Accumulated other comprehensive loss	(4,957)	(4,438)
Accumulated deficit	(749,335)	(693,205)

TOTAL STOCKHOLDERS' DEFICIT	(208,380)	(232,449)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$12,366	$7,116

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	March 31
	2014	2013

REVENUES	$176,072	$261,735
COST OF REVENUES	70,411	118,370
GROSS MARGIN	105,661	143,365

OPERATING EXPENSES
General and administrative	101,962	211,747
General and administrative - related party	60,000	60,000

TOTAL OPERATING EXPENSES	161,962	271,747

LOSS FROM OPERATIONS	(56,301)	(128,382)

OTHER EXPENSE (INCOME):
Interest expense	21,993	77,917
(Gain) loss on change in fair value of derivative liability	(22,164)	120,989

TOTAL OTHER (INCOME) EXPENSE	(171)	198,906

NET LOSS BEFORE PROVISION FOR INCOME TAX	(56,130)	(327,288)

PROVISION FOR INCOME TAX	-	-

NET LOSS	$(56,130)	$(327,288)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustment gain (loss)	(519)	1,378

COMPREHENSIVE LOSS	$(112,779)	$(653,198)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	125,541,642	104,543,568

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit

Balance March 31, 2012	98,666,650	$98,667	$152,550	$(5,816)	$(365,917)	$(120,516)

Common stock issued for cash	3,300,000	3,300	29,670	-	-	32,970

Conversion of convertible debt into common stock	15,150,000	15,150	5,850	-	-	21,000

Derivative liability reclassed to equity	-	-	160,007	-	-	160,007

Cumulative translation adjustment	-	-	-	1,378	-	1,378

Net loss	-	-	-	-	(327,288)	(327,288)

Balance as of March 31, 2013	117,116,650	117,117	348,077	(4,438)	(693,205)	(232,449)

Common stock issued for cash	5,000,000	5,000	45,000	-	-	50,000

Conversion of convertible debt into common stock	5,365,854	5,366	(966)	-	-	4,400

Derivative liability reclassed to equity	-	-	26,318	-	-	26,318

Cumulative translation adjustment	-	-	-	(519)	-	(519)

Net loss	-	-	-	-	(56,130)	(56,130)

Balance as of March 31, 2014	127,482,504	$127,483	$418,429	$(4,957)	$(749,335)	$(208,380)

The accompanying notes are an integral part of these financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(56,130)	$(327,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair market value of derivative liabilities	(22,164)	120,989
Amortization of debt discount	21,665	73,335
Changes in operating assets and liabilities:
Accounts receivable - customers	(9,434)	703
Prepaids and other current assets	(2,444)	-
Accounts payable and accrued expenses	(1,932)	(143,909)
Accounts payable and accrued expenses - related party	37,219	54,106
NET CASH USED IN OPERATING ACTIVITIES	(33,220)	(222,064)

FINANCING ACTIVITIES
Net advances - related party	11,804	(4,526)
Proceeds (payments) on long-term debt	(11,993)	11,993
Proceeds from sale of common stock	50,000	32,970
Proceeds from convertible note payable	-	55,000
Payments on convertible note payable	(22,700)	(39,400)
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,111	56,037

FOREIGN CURRENCY EFFECT ON CASH	(519)	1,378

NET INCREASE (DECREASE) IN CASH	(6,628)	(164,649)

CASH - Beginning of period	7,056	171,705

CASH - End of period	$428	$7,056

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
Interest	$1,807	$3,071
Income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible note payable	$4,400	$21,000
Reclass of derivative liability to equity	$26,318	$160,007

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, as of March 31, 2014 has incurred cumulative net losses of $749,335 since inception and has a working capital deficit of $208,380.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  These factors cause substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

As of March 31, 2014 and 2013, the Company' s cash was considered a level 1 instrument and at March 31, 2013 the derivative liability was considered a level 2 instrument. See Note 3 for valuation techniques and assumptions used for the derivative liability.  The Company does not have any level 3 instruments.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Firefish Networks Private Limited, an entity formed under the laws of the nation of India. All significant intercompany transactions have been eliminated in the consolidation.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no common stock equivalents as of March 31, 2014 and 2013.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses.  It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of March 31, 2014 and 2013, there have been no such charges.

Revenue Recognition

The Company recognizes revenues from (1) consulting, educational and text message marketing services and (2) sponsored competition entry fees when (a) persuasive evidence that an agreement exists; (b) the products or services has been delivered or completed; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured. Revenues from consulting, educational and marketing services are generally recognized when the services have been performed as long as the other criteria have been met. Revenues from educational sponsored events, such as our English Olympiad, are recognized when the event has taken place. Revenues from the resale of educational materials are recognized when shipped to the customer and all other tests of revenue recognition disclosed above are met. As of March 31, 2014 and 2013, we have no deferred revenues or costs related to our annual English Olympiad our competition took place in January and February and all previously deferred revenues and costs were recognized.

Comprehensive Income (Loss)

The Company recorded other comprehensive income (loss) for the year ended March 31, 2014 and 2013 of ($519) and $1,378, respectively, as the result of currency translation adjustments.

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

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	March 31,
	2014	2013

Income tax expense at statutory rate	(21,891)	(127,642)
Permanent differences	(194)	76,081
Valuation allowance	22,085	51,561
Income tax expense per books	-	-

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax assets consist of the following components as of:

	March 31,
	2014	2013

NOL carryover	112,219	99,965
Accrued liabilities	73,704	63,873
Valuation allowance	(185,923)	(163,838)
Net deferred tax asset	-	-

During the years ended March 31, 2014 and 2013, the valuation allowance increased by $22,085 and $51,561, respectively.  At March 31, 2014, the Company had approximately $353,000 of federal and state gross net operating losses available. The net operating loss carry forward, if not utilized, will begin to expire in 2032 for federal purposes and 2022 for state purposes.

Based on the available objective evidence, including the Company’s limited operating history and current liabilities in excess of assets, management believes it is more likely than not that the net deferred tax assets at March 31, 2014, will not be fully realizable. Due to the uncertainty surrounding realization of the deferred tax asset, the Company has provided a full valuation allowance against its net deferred tax assets at March 31, 2014.

The Company files income tax returns in the Indian jurisdiction only. Income tax returns filed for fiscal years 2010 and earlier are not subject to examination by U.S. federal state tax authorities. Income tax returns for fiscal years 2010 through 2014 remain open to examination by tax authorities in India. The Company believes that it has made adequate provisions for all income tax uncertainties pertaining to these open tax years.

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

Stock-based Compensation

As of March 31, 2014, the Company has not issued any share-based payments to its employees or third-party consultants. The Company will account for stock options issued to employees and consultants under Accounting Standards Codification (“ASC”) 718 “Compensation-Stock Compensation”. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Risks

During the year ended March 31, 2014, two customers accounted for 80% of revenues, and one customer accounted for 100% of accounts receivable. During the year ended March 31, 2013 one customer accounted for 36% of revenues. Management believes the loss of these customers would not have a material impact on the Company’s financial position, results of operations, and cash flows.

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

3.           Convertible Notes

On February 28, 2012, the Company borrowed $27,500, of which $25,000 in proceeds were received, under a short-term convertible note with a third party.  Under the terms of the agreement, the note incurred interest at 8.0% per annum and was due on November 30, 2012. . During the year ended March 31, 2013, the holder converted $15,600 into 9,750,000 shares of common stock and repaid the remaining balance of $11,900 and accrued interest thereon in full satisfaction of the note.

On May 18, 2012, the Company borrowed $27,500, of which $25,000 in proceeds were received, under a short-term convertible note with a third party.  Under the terms of the agreement, the note incurred interest at 8% per annum and is due on February 22, 2013. In February 2013, the Company repaid the note and accrued interest totaling $29,195 in full satisfaction of the note.

On September 11, 2012, the Company borrowed $32,500, of which $30,000 in proceeds were, received, under a short-term convertible note with a third party.  Under the terms of the agreement, the note incurred interest at 8.0% per annum and was due on June 13, 2013. During the year ended March 31, 2013, the holder converted $5,400 into 5,400,000 shares of common stock. During the year ended March 31, 2014, the holder converted $4,400 into 5,365,854 shares of common stock and the remaining $22,700 in principal plus accrued interest was repaid.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The notes were convertible into common shares after six months and the conversion price was calculated by multiplying 51% (49% discount to market) by the lowest closing bid price during the 30 days prior to the conversion date.  The notes were used to fund operations.

Since the notes were only convertible after six months, the Company accounted for the derivative liability upon the note becoming convertible if not extinguished. Derivative accounting applied upon the conversion feature being available to the holder, as it was variable and did not have a floor as to the number of common shares in which could be converted.

In addition, the fees paid to the lender for the notes totaled, $7,500, were accounted for as an on issuance discount resulting in a $7,500 discount to the convertible notes. The discounts were fully amortized to interest expense during the year ended March 31, 2013.

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

The Company calculated the derivative liability using the Black-Scholes pricing model for each note upon the initial date the note became convertible. Upon conversion of all or a portion of the convertible note, the derivative liability associated with the principal converted is valued immediately before conversion using the Black-Scholes model. The change in fair value of the derivative liability associated with the principal converted is recorded as a gain/loss on fair value of derivative liability in the accompanying statement of operation, with the remaining value of that portion of the derivative liability written off with a corresponding credit to additional paid-in capital.

Note Issued February 28, 2012

On August 28, 2012, the Company recorded the fair market value of the derivative liability of $60,941, resulting in a full discount to the note. The discount has been amortized over the term of the note. During the year ended March 31, 2013, $27,500 of the discount was amortized to interest expense, with no remaining unamortized discount.

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

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Issued May 18, 2012

On November 18, 2012, the Company recorded the fair market value of the derivative liability of $74,193, resulting in a full discount to the note. The discount has been amortized over the term of the note. During the year ended March 31, 2013, $27,500 of the discount was amortized to interest expense, with no remaining unamortized discount.

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

Note Issued September 11, 2012

On March 11, 2013, the Company recorded the fair market value of the derivative liability of $47,885, resulting in a full discount to the note. The discount is being amortized over the term of the note. During the years ended March 31, 2014 and 2013, $21,667 and $10,833, respectively, of the discount was amortized to interest expense with no remaining unamortized discount.

During the year ended March 31, 2013, the holder of the convertible notes converted $5,400 of principal into common stock. The derivative liability of $7,722 associated with the converted principal was credited to additional paid-in capital at the time of conversion.

Based on the revaluation of the derivative liability as of March 31, 2013, the Company recognized a loss in fair value of derivative liability of $23,704 during the year ended March 31, 2013, which includes the day one charge.

During the year ended March 31, 2014, the holder of the convertible notes converted $4,400 of principal into common stock and was repaid the remaining balance of $22,700. The derivative liability of $26,318 associated with the converted and paid principal was credited to additional paid-in capital at the time of conversion and payment. Based on the revaluation of the derivative liability as of date of conversion/payment, the Company recognized a gain on the change in fair value of derivative liability of $22,164 during the year ended March 31, 2014.

See the table below for the range of inputs used to determine the value of the derivative liability using the Black-Scholes pricing model.

	Range of Inputs	Range of Inputs
	Used During	Used During
	the Year Ended	the Year Ended
	March 31, 2014	March 31, 2013
Annual dividend yield	-	-
Expected life (years)	0.01	0.01 - 0.26
Risk-free interest rate	0.05%	0.02 - 0.17%
Expected volatility	399%	221.2 - 465.2%

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           Long-term Debt

On December 8, 2012 the Company borrowed $11,993 from an individual under a long-term note.  Under the terms of the note agreement, the note incured zero percent interest and could not be called prior to April 2, 2014.  In April 2013, the note was repaid.

5.           Stockholders' Deficit

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

In June 2013, the Company sold 5,000,000 shares of common stock at $0.01 to a third party for proceeds of $50,000.

See Note 3 for discussion regarding the issuance of common stock on the conversion of note payable.

6.           Related Party Transactions

The Company has an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes. As of March 31, 2014 and 2013, included within accounts payable and accrued expenses - related parties is accrued salary and payroll taxes due under the agreement of $188,985 and $151,766, respectively.

In addition, from time to time the Company's Chief Executive Officer makes payments in connection with the Company's operations. These advances do not incur interest and are due on demand. As of March 31, 2014 and 2013, the Chief Executive Officer was owed $12,536 and $732, respectively.

7.           Subsequent Events

The Company has evaluated events subsequent to March 31, 2014 and has determined that no events, other than those disclosed above, have occurred that would materially affect the consolidated financial statements above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREFISH, INC.

Dated: June 27, 2014
By:	/s/ Harshawardhan Shetty
Harshawardhan Shetty, President, Chief Executive Officer and Principal Accounting Officer