Form 10-Q
period 2014-06-30
Firefish, Inc
filed 2014-08-11
CIK 1445883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________
(Mark One)

 [ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

 [    ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 333-156637

FIREFISH, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2515882
(State of Incorporation)	(IRS Employer ID Number)

244 5th_Avenue, Suite 200, New York, NY 10001
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

As of August 14, 2014 there were 127,482,504 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Consolidated Financial Statements of Firefish, Inc. and subsidiary

Consolidated Balance Sheets as of June 30, 2014 and March 31, 2014	F-1

Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2014 and 2013	F-2

Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2014 and 2013	F-3

Notes to the Consolidated Financial Statements	F-4

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	March 31,
	2014	2014

ASSETS

CURRENT ASSETS
Cash	$8,198	$428
Accounts receivable	13,261	9,494
Deferred cost of sales	5,761	-
Other current assets	2,444	2,444

TOTAL CURRENT ASSETS	29,664	12,366

TOTAL ASSETS	$29,664	$12,366

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,616	$19,225
Accrued expenses - related party	203,985	188,985
Advances - related party	29,021	12,536
Deferred revenue	42,871	-

TOTAL CURRENT LIABILITIES	280,493	220,746

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 127,482,504 shares issued and outstanding at June 30, 2014 and March 31, 2014	127,483	127,483
Additional paid-in capital	418,429	418,429
Accumulated other comprehensive income	(4,750)	(4,957)
Accumulated deficit	(791,991)	(749,335)

TOTAL STOCKHOLDERS' DEFICIT	(250,829)	(208,380)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$29,664	$12,366

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended
	June 30,
	2014	2013

REVENUES	$3,766	$48,410
COST OF REVENUES	-	11,639
GROSS MARGIN	3,766	36,771

OPERATING EXPENSES:
General and administrative	31,422	21,566
General and administrative - related party	15,000	15,000

TOTAL OPERATING EXPENSES	46,422	36,566

INCOME (LOSS) FROM OPERATIONS	(42,656)	205

OTHER EXPENSE (INCOME):
Interest expense	-	22,054
Gain on change in fair value of derivative liability	-	(22,164)

TOTAL OTHER (INCOME) EXPENSE	-	(110)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(42,656)	315

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	(42,656)	315

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment loss	207	(330)

COMPREHENSIVE LOSS	$(42,449)	$(15)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	127,482,504	104,543,568

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	June 30,
	2014	2013

OPERATING ACTIVITIES
Net income (loss)	$(42,656)	$315
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair market value of derivative liabilities	-	(22,164)
Amortization of debt discount	-	21,665
Changes in operating assets and liabilities:
Accounts receivable	(3,767)	60
Deferred cost of sales	(5,761)	-
Accounts payable and accrued expenses	(14,609)	(7,908)
Accounts payable and accrued expenses - related party	15,000	8,408
Deferred revenue	42,871	1,795
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,922)	2,171

FINANCING ACTIVITIES
Net advances - related party	16,485	4,612
Payments on long-term debt	-	(11,993)
Proceeds from sale of common stock	-	50,000
Proceeds from convertible note payable	-	(22,700)
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,485	19,919

FOREIGN CURRENCY EFFECT ON CASH	207	(330)

NET INCREASE IN CASH	7,770	21,760

CASH - Beginning of period	428	7,056

CASH - End of period	$8,198	$28,816

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$-	$1,807
Income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible note payable	$-	$4,400
Reclass of derivative liability to equity	$-	$26,318

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.             Nature of Business

Firefish, Inc. (the “Company”) was incorporated in the State of Nevada on April 29, 2008 (“Inception”).  The Company’s primary operations are in India.

The Company offers mobile and internet marketing services to retailers. The Company also offers educational services to young learners and young adults. On an annual basis, in January and February the Company hosts an English competency competition referred to as the English Olympiad. As of June 30, 2014, we had $42,871 in deferred revenues and $5,761 in deferred costs related to our annual English Olympiad. The competition typically takes place in January and February and all deferred revenues and costs will be recognized at that time.

2.             Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has incurred net losses of approximately $792,000 since inception and has a working capital deficit of approximately $251,000.  The Company currently has limited liquidity, and does not yet have revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2014, and the results of its operations and cash flows for the three months ended June 30, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange

Commission. The Company believes that the disclosures in the unaudited consolidated financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended March 31, 2014.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no common stock equivalents outstanding as of June 30, 2014 and 2013.

Concentration of Risks

During the three months ended June 30, 2014, two customers accounted for 52.8% and 29.3% of revenues, respectively. During the three months ended June 30, 2013, two customers accounted for 63.9% and 24.3% of revenues, respectively. Management believes the loss of these customers would not have a material impact on the Company’s financial position, results of operations, and cash flows.

3.            Convertible Note and Derivative Liability

Commencing March 11, 2013, the Company's $32,500 convertible note issued on September 11, 2012 was convertible into common stock. The Company determined that since the conversion price was variable and did not contain a floor, the conversion feature represented a derivative liability.

The Company calculated the derivative liability related to the convertible note issued on September 11, 2012 using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of $47,885, resulting in a full discount to the note, with the excess fair value of the derivative liability over the convertible note of $15,385 charged immediately to expense during the year ended March 31, 2013. The discount was being amortized over the term of the note. During the three months ended June 30, 2014 and 2013, $0 and $21,665, respectively, of the discount was amortized to interest expense.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

During the three months ended June 30, 2013, the holder of the convertible notes converted $4,400 of principal into 5,365,854 shares of common stock and was repaid the remaining balance of $22,700. The derivative liability of $26,318 associated with the converted and paid principal was credited to additional paid-in capital at the time of conversion and payment.

4.             Long-term Debt

On December 8, 2012 the Company borrowed $11,993 from a third party under a long-term note.  Under the terms of the agreement, the note incurred zero percent interest and had no specified maturity date.  Imputed interest on the note was insignificant.  In June 2013, the long-term note was paid in full.

5.             Common Stock

In June 2013, the Company sold 5,000,000 shares of common stock for proceeds of $50,000.

See Note 3 for discussion regarding $4,400 of convertible notes payable converted into 5,365,854 shares of common stock.

6.             Related Party Transactions

The Company has an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes. As of June 30, 2014, included within accrued expenses - related parties are accrued salary and payroll taxes due under the agreement of $203,985.

In addition, from time to time the Company's Chief Executive Officer advances monies to fund operations. These advances do not incur interest and are due on demand. As of June 30, 2014, advances owed were $29,021.

7.             Subsequent Events

Management has assessed subsequent events subsequent to June 30, 2014 through the date of issuance of these consolidated financial statements, and has determined it does not have any material subsequent events to disclose in these consolidated financial statements.

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

The Company’s independent registered public accounting firm’s report on the Company’s financial statements as of March 31, 2014 included a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

During the three months ended June 30, 2014, we recognized revenues of $3,766 compared to $48,410 during the three months ended June 30, 2013.  The decrease of $44,644 was the result of decreased revenues from our book resale and services business.  Revenues during fiscal 2014 and 2013, consist primarily of educational services/products related to training for young learners and young adults which was launched during fiscal 2011. During the three months ended June 30, 2104, we recognized a cost of sales of $0 resulting in gross profit of $3,766; compared to cost of sales of $11,639 and gross profit of $36,771 during the same period in 2013.  The decrease in gross profit in the current period was a result of decreased revenue from our book resale and services business.

During the three months ended June 30, 2014, we incurred operational expenses of $46,422 compared to $36,566 during the three months ended June 30, 2013. The $9,856 increase was a result of increased professional fees relating to accounting expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, we have total current assets of $29,664, consisting of cash, accounts receivable, and deferred cost of sales.  At June 30, 2014, we have total liabilities of $280,493 and a working capital deficit of $250,829.

During the three months ended June 30, 2014, cash used in operating activities was $8,922 which included the net loss of $42,656 and changes in operating assets and liabilities of $33,734.

During the three months ended June 30, 2013, cash used in operating activities was $2,171 which included net income of $315; changes in operating assets and liabilities of $2,355; amortization of the discounts on convertible notes of $21,665 and a $22,164 gain on the change in the fair market value of the Company's derivative liability.

During the three months ended June 30, 2014 and 2013, we did not use or receive any funds from investment activities.

During three months ended June 30, 2014, we received $16,485 in net advances from a related party in which were used to fund operations. During the three months ended June 30, 2013, we received $50,000 from the sale of common stock in which we used to pay $22,700 in convertible notes payable and $11,993 in long-term debt.

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

This material weakness was first identified by our Chief Executive and Principal Accounting Officer during the year ended March 31, 2010.  This weakness continues to exist as of June 30, 2014 due to the small size of the Company. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Quarterly Report on Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIREFISH, INC.
(Registrant)

Dated: August 11, 2014	By: /s/Harshawardhan Shetty
Harshawardhan Shetty
President, Chief Executive Officer and Principal
Accounting Officer