Form 10-Q
period 2014-09-30
Firefish, Inc
filed 2014-11-12
CIK 1445883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________
(Mark One)

 [ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 11, 2014 there were 127,482,504 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Consolidated Financial Statements of Firefish, Inc. and subsidiary

Consolidated Balance Sheets as of September 30, 2014 and March 31, 2014 (Unaudited)	F-1

Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended September 30, 2014 and 2013 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2014 and 2013 (Unaudited)	F-3

Notes to the Consolidated Financial Statements (Unaudited)	F-4

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,
	2014	2014

ASSETS

CURRENT ASSETS
Cash	$36,424	$428
Accounts receivable	6,423	9,494
Deferred cost of sales	28,239	-
Other current assets	2,444	2,444

TOTAL CURRENT ASSETS	73,530	12,366

TOTAL ASSETS	$73,530	$12,366

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,565	$19,225
Accrued expenses - related party	218,985	188,985
Advances - related party	18,231	12,536
Deferred revenue	118,801	-

TOTAL CURRENT LIABILITIES	361,582	220,746

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 127,482,504 shares issued and outstanding at September 30, 2014 and March 31, 2014	127,483	127,483
Additional paid-in capital	418,429	418,429
Accumulated other comprehensive income	(4,089)	(4,957)
Accumulated deficit	(829,875)	(749,335)

TOTAL STOCKHOLDERS' DEFICIT	(288,052)	(208,380)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$73,530	$12,366

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES	$-	$7,791	$3,766	$56,201
COST OF REVENUES	-	695	-	12,334
GROSS MARGIN	-	7,096	3,766	43,867

OPERATING EXPENSES:
General and administrative	22,884	31,145	54,306	52,711
General and administrative - related party	15,000	15,000	30,000	30,000

TOTAL OPERATING EXPENSES	37,884	46,145	84,306	82,711

LOSS FROM OPERATIONS	(37,884)	(39,049)	(80,540)	(38,844)

OTHER EXPENSE (INCOME):
Interest expense (income)	-	(61)	-	21,993
Gain on change in fair value of derivative liability	-	-	-	(22,164)

TOTAL OTHER (INCOME) EXPENSE	-	(61)	-	(171)

LOSS BEFORE PROVISION FOR INCOME TAXES	(37,884)	(38,988)	(80,540)	(38,673)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(37,884)	(38,988)	(80,540)	(38,673)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment loss	661	(896)	868	(1,226)

COMPREHENSIVE LOSS	$(37,223)	$(39,884)	$(79,672)	$(39,899)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	127,482,504	127,482,504	127,482,504	123,611,386

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	September 30,
	2014	2013

OPERATING ACTIVITIES
Net income (loss)	$(80,540)	$(38,673)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair market value of derivative liabilities	-	(22,164)
Amortization of debt discount	-	21,665
Changes in operating assets and liabilities:
Accounts receivable	3,071	60
Deferred cost of sales	(28,239)	(24,822)
Accounts payable and accrued expenses	(13,660)	(5,698)
Accounts payable and accrued expenses - related party	30,000	12,261
Deferred revenue	118,801	59,888
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	29,433	2,517

FINANCING ACTIVITIES
Net advances - related party	5,695	(732)
Payments on long-term debt	-	(11,993)
Proceeds from sale of common stock	-	50,000
Payments on convertible note payable	-	(22,700)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,695	14,575

FOREIGN CURRENCY EFFECT ON CASH	868	(1,226)

NET INCREASE IN CASH	35,996	15,866

CASH - Beginning of period	428	7,056

CASH - End of period	$36,424	$22,922

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$-	$1,807
Income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible note payable	$-	$4,400
Reclass of derivative liability to equity	$-	$26,318

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.             Nature of Business

Firefish, Inc. (the “Company”) was incorporated in the State of Nevada on April 29, 2008.  The Company’s primary operations are in India.

The Company offers mobile and internet marketing services to retailers. The Company also offers educational services to young learners and young adults. On an annual basis, in January and February the Company hosts an English competency competition referred to as the English Olympiad. As of September 30, 2014, we had $118,801 in deferred revenues and $28,239 in deferred costs related to our annual English Olympiad. The competition typically takes place in January and February and all deferred revenues and costs will be recognized at that time.

2.             Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has incurred net losses of approximately $830,000 since inception and has a working capital deficit of approximately $288,000.  The Company currently has limited liquidity, and does not yet have revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2014, and the results of its operations and cash flows for the six months ended September 30, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited consolidated financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended March 31, 2014.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no common stock equivalents outstanding as of September 30, 2014 and 2013.

Concentration of Risks

During the six months ended September 30, 2014, two customers accounted for 52.8% and 29.3% of revenues, respectively. During the three months ended September 30, 2013, two customers accounted for 63.9% and 24.3% of revenues, respectively. Management believes the loss of these customers would not have a material impact on the Company’s financial position, results of operations, and cash flows.

3.             Convertible Note and Derivative Liability

Commencing March 11, 2013, the Company's $32,500 convertible note issued on September 11, 2012 was convertible into common stock. The Company determined that since the conversion price was variable and did not contain a floor, the conversion feature represented a derivative liability.

The Company calculated the derivative liability related to the convertible note issued on September 11, 2012 using the Black-Scholes pricing model for the note upon the initial date the note became convertible and recorded the fair market value of the derivative liability of $47,885, resulting in a full discount to the note, with the excess fair value of the derivative liability over the convertible note of $15,385 charged immediately to expense during the year ended March 31, 2013. The discount was being amortized over the term of the note. During the six months ended September 30, 2014 and 2013, $0 and $21,665, respectively, of the discount was amortized to interest expense.

During the six months ended September 30, 2013, the holder of the convertible notes converted $4,400 of principal into 5,365,854 shares of common stock and was repaid the remaining balance of $22,700. The derivative liability of $26,318 associated with the converted and paid principal was credited to additional paid-in capital at the time of conversion and payment.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

6.             Related Party Transactions

The Company has an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes. As of September 30, 2014, included within accrued expenses - related parties are accrued salary and payroll taxes due under the agreement of $218,985.

In addition, from time to time the Company's Chief Executive Officer advances monies to fund operations. These advances do not incur interest and are due on demand. As of September 30, 2014, advances owed were $18,231.

7.             Subsequent Events

Management has assessed subsequent events subsequent to September 30, 2014 through the date of issuance of these consolidated financial statements, and has determined it does not have any material subsequent events to disclose in these consolidated financial statements.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

During the three months ended September 30, 2014, we recognized revenues of $0 compared to $7,791 during the three months ended September 30, 2013. The decrease of $7,791 was the result of decreased revenues from our book resale and services business and the deferral of revenues during the current quarter.  Revenues during fiscal 2014 and 2013, consist primarily of educational services/products related to training for young learners and young adults which was launched during fiscal 2011. During the three months ended September 30, 2014, we recognized a cost of sales of $0 resulting in gross profit of $0; compared to cost of sales of $695 and gross profit of $7,096 during the same period in 2013.  The decrease in revenues and cost of revenues in the current period was a result of decreased revenue from our book resale and services business as we have moved our primary to focus to the annual English Olympiad.

During the three months ended September 30, 2014, we incurred operational expenses of $37,884 compared to $46,145 during the three months ended September 30, 2013. The $8,261 decrease was a result of decrease in professional and general administrative costs due to our focus on reducing our cost structure.

For the Six Months Ended September  30, 2014 Compared to the Six  Months Ended September 30, 2013

During the six months ended September 30, 2014, we recognized revenues of $3,766 compared to $56,201 during the six months ended September 30, 2013.  The decrease of $52,435 was the result of decreased revenues from our book resale and services business.  Revenues during the prior fiscal 2014 and 2013 consisted primarily of educational services/products related to training for young learners and young adults which was launched during fiscal 2011. Whereas in fiscal 2015, most of our revenue will be from the English Olympiad which is to take place in January and February 2015. During the six months ended September 30, 2104, we recognized a cost of sales of $0 resulting in gross profit of $3,766; compared to cost of sales of $12,334 and gross profit of $43,867 during the same period in 2013.  The decrease in revenues and cost of revenues in the current period was a result of decreased revenue from our book resale and services business as we have moved our primary to focus to the annual English Olympiad.

During the six months ended September 30, 2014, we incurred operational expenses of $84,306 compared to $82,711 during the six months ended September 30, 2013. The $1,595 increase was insignificant and due to a slight increase in professional fees in the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, we have total current assets of $73,530, consisting of cash, accounts receivable, deferred cost of sales and other current assets.  At September 30, 2014, we have total liabilities of $361,582 and a working capital deficit of $288,052.

During the six months ended September 30, 2014, cash provided by operating activities was $29,433 which included the net loss of $80,540 and changes in operating assets and liabilities of $109,973. The biggest factor during the current year was we collected approximately twice the amount of fees in connection with our annual English Olympiad as compared to the prior period.

During the six months ended September 30, 2013, cash provided by operating activities was $2,517 which included the net loss of $38,673; changes in operating assets and liabilities of $41,689; amortization of the discounts on convertible notes of $21,665 and a $22,164 gain on the change in the fair market value of the Company's derivative liability.

During the six months ended September 30, 2014 and 2013, we did not use or receive any funds from investment activities.

During three months ended September 30, 2014, we received $5,695 in net advances from a related party in which were used to fund operations and $14,575 provided by financing activities in the prior year primarily related to $50,000 in proceeds from the sale of common stock offset by payments on debt and notes payable.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended September 30, 2014.  Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of September 30, 2014. Management believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

·	Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions. The individual is also responsible for financial and regulatory reporting.

This material weakness was first identified by our Chief Executive and Principal Accounting Officer during the year ended March 31, 2010.  This weakness continues to exist as of September 30, 2014 due to the small size of the Company. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Quarterly Report on Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIREFISH, INC.
(Registrant)

Dated: November 12, 2014	By: /s/Harshawardhan Shetty
Harshawardhan Shetty
President, Chief Executive Officer and Principal
Accounting Officer