Form 10-Q
period 2014-12-31
Firefish, Inc
filed 2015-02-13
CIK 1445883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________
(Mark One)

 [ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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

As of February 13, 2015 there were 127,482,504 shares of the registrant’s common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Consolidated Financial Statements of Firefish, Inc. and subsidiary

Consolidated Balance Sheets as of December 31, 2014 and March 31, 2014 (Unaudited)	F-1

Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended December 31, 2014 and 2013 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2014 and 2013 (Unaudited)	F-3

Notes to the Consolidated Financial Statements (Unaudited)	F-4

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
	2014	2014

ASSETS

CURRENT ASSETS
Cash	$18,918	$428
Accounts receivable	6,965	9,494
Deferred cost of sales	40,584	-
Other current assets	-	2,444

TOTAL CURRENT ASSETS	66,467	12,366

TOTAL ASSETS	$66,467	$12,366

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,050	$19,225
Accrued expenses - related party	233,985	188,985
Advances - related party	18,429	12,536
Deferred revenue	127,589	-

TOTAL CURRENT LIABILITIES	383,053	220,746

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 127,482,504 shares issued and outstanding at December 31, 2014 and March 31, 2014	127,483	127,483
Additional paid-in capital	423,189	418,429
Accumulated other comprehensive income	(4,537)	(4,957)
Accumulated deficit	(862,721)	(749,335)

TOTAL STOCKHOLDERS' DEFICIT	(316,586)	(208,380)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$66,467	$12,366

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

REVENUES	$752	$5,538	$4,518	$61,739
COST OF REVENUES	42	952	42	13,286
GROSS MARGIN	710	4,586	4,476	48,453

OPERATING EXPENSES:
General and administrative	18,556	17,902	72,862	70,613
General and administrative - related party	15,000	15,000	45,000	45,000

TOTAL OPERATING EXPENSES	33,556	32,902	117,862	115,613

LOSS FROM OPERATIONS	(32,846)	(28,316)	(113,386)	(67,160)

OTHER EXPENSE (INCOME):
Interest expense (income)	-		-	21,993
Gain on change in fair value of derivative liability	-	-	-	(22,164)

TOTAL OTHER (INCOME) EXPENSE	-	-	-	(171)

LOSS BEFORE PROVISION FOR INCOME TAXES	(32,846)	(28,316)	(113,386)	(66,989)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(32,846)	(28,316)	(113,386)	(66,989)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment loss	(448)	586	420	(640)

COMPREHENSIVE LOSS	$(33,294)	$(27,730)	$(112,966)	$(67,629)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	127,482,504	127,482,504	127,482,504	124,906,451

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	December 31,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(113,386)	$(66,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair market value of derivative liabilities	-	(22,164)
Amortization of debt discount	-	21,665
Changes in operating assets and liabilities:
Accounts receivable	2,529	60
Prepaids and other current assets	2,444	(818)
Deferred cost of sales	(40,584)	(40,081)
Accounts payable and accrued expenses	(16,175)	(17,481)
Accounts payable and accrued expenses - related party	45,000	22,219
Deferred revenue	127,589	82,681
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,417	(20,908)

FINANCING ACTIVITIES
Net advances - related party	5,893	6,647
Contributed capital from shareholder	4,760	-
Payments on long-term debt	-	(11,993)
Proceeds from sale of common stock	-	50,000
Payments on convertible note payable	-	(22,700)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,653	21,954

FOREIGN CURRENCY EFFECT ON CASH	420	(640)

NET INCREASE IN CASH	18,490	406

CASH - Beginning of period	428	7,056

CASH - End of period	$18,918	$7,462

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$-	$1,807
Income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible note payable	$-	$4,400
Reclass of derivative liability to equity	$-	$26,318

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.             Nature of Business

Firefish, Inc. (the “Company”) was incorporated in the State of Nevada on April 29, 2008.  The Company’s primary operations are in India.

The Company offers mobile and internet marketing services to retailers. The Company also offers educational services to young learners and young adults. On an annual basis, in January and February the Company hosts an English competency competition referred to as the English Olympiad. As of December 31, 2014, we had $127,589 in deferred revenues and $40,584 in deferred costs related to our annual English Olympiad. The competition typically takes place in January and February and all deferred revenues and costs will be recognized at that time.

2.             Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has incurred net losses of approximately $863,000 since inception and has a working capital deficit of approximately $317,000.  The Company currently has limited liquidity, and does not yet have revenues sufficient to cover operating costs over an extended period of time.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management anticipates that the Company will be dependent, for the foreseeable future, on additional investment capital or advances from our most significant shareholder to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets on an as needed basis. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”).  Outlined below are those policies considered particularly significant. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 31, 2014, and the results of its operations and cash flows for the nine months ended December 31, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited consolidated financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended March 31, 2014.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no common stock equivalents outstanding as of December 31, 2014 and 2013.

Concentration of Risks

During the nine months ended December 31, 2014, one customer accounted for almost 100% of revenues and accounts receivable. During the nine months ended December 31, 2013, two customers accounted for 52.0% and 27.7% of revenues, respectively. Management believes the loss of these customers would not have a material impact on the Company’s financial position, results of operations, and cash flows.

3.             Convertible Note and Derivative Liability

Commencing March 11, 2013, the Company's $32,500 convertible note issued on September 11, 2012 was convertible into common stock. The Company determined that since the conversion price was variable and did not contain a floor, the conversion feature represented a derivative liability.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

During the nine months ended December 31, 2013, the holder of the convertible note converted $4,400 of principal into 5,365,854 shares of common stock and was repaid the remaining balance of $22,700. The derivative liability of $26,318 associated with the converted and paid principal was credited to additional paid-in capital at the time of conversion and payment.

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

6.             Related Party Transactions

The Company has an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes. As of December 31, 2014, included within accrued expenses - related parties are accrued salary and payroll taxes due under the agreement of $233,985.

In addition, from time to time the Company's Chief Executive Officer advances monies to fund operations. These advances do not incur interest and are due on demand. As of December 31, 2014, advances owed were $18,429.

7.             Subsequent Events

Management has assessed subsequent events subsequent to December 31, 2014 through the date of issuance of these consolidated financial statements, and has determined it does not have any material subsequent events to disclose in these consolidated financial statements.

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

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

During the three months ended December 31, 2014, we recognized revenues of $752 compared to $5,538 during the three months ended December 31, 2013. The decrease of $4,786 was the result of decreased revenues from our book resale and services business and the deferral of revenues during the current quarter.  Revenues during fiscal 2014 and 2013, consist primarily of educational services/products related to training for young learners and young adults which was launched during fiscal 2011. During the three months ended December 31, 2014, we recognized a cost of sales of $42 resulting in gross profit of $710; compared to cost of sales of $952 and gross profit of $4,586 during the same period in 2013.  The decrease in revenues and cost of revenues in the current period was a result of decreased revenue from our book resale and services business as we have moved our primary to focus to the annual English Olympiad.

During the three months ended December 31, 2014, we incurred operational expenses of $33,556 compared to $32,902 during the three months ended December 31, 2013. The $654 increase was the result of insignificant changes to our professional and general administrative costs due to our continued focus in managing these costs.

For the Nine Months Ended December 31, 2014 Compared to the Nine Months Ended December 31, 2013

During the nine months ended December 31, 2014, we recognized revenues of $4,518 compared to $61,739 during the nine months ended December 31, 2013.  The decrease of $57,221 was the result of decreased revenues from our book resale and services business.  Revenues during the prior fiscal 2014 and 2013 consisted primarily of educational services/products related to training for young learners and young adults which was launched during fiscal 2011. Whereas in fiscal 2015, most of our revenue will be from the English Olympiad which is to take place in January and February 2015. During the nine months ended December 31, 2104, we recognized a cost of sales of $42 resulting in gross profit of $4,476; compared to cost of sales of $13,286 and gross profit of $48,453 during the same period in 2013.  The decrease in revenues and cost of revenues in the current period was a result of decreased revenue from our book resale and services business as we have moved our primary to focus to the annual English Olympiad.

During the nine months ended December 31, 2014, we incurred operational expenses of $117,862 compared to $115,613 during the nine months ended December 31, 2013. The $2,249 increase was insignificant and due to a slight increase in professional fees in the first quarter and our continued focus in managing these costs.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014, we have total current assets of $66,467, consisting of cash, accounts receivable, deferred cost of sales and other current assets.  At December 31, 2014, we have total liabilities of $383,053 and a working capital deficit of $316,586.

During the nine months ended December 31, 2014, cash provided by operating activities was $7,417 which included the net loss of $113,386 and changes in operating assets and liabilities of $120,803. The biggest factor during the current year it that we have had a 50% increase in the fees collected in connection with our annual English Olympiad as compared to the prior period, while our costs have remained consistent. The increase in fees collected relates to ancillary services such as the Math Olympiad and Science Olympiad which were marketed to the same students that will participate in the English Olympiad with therefore no corresponding increase in costs.

During the nine months ended December 31, 2013, cash used in operating activities was $20,908 which included the net loss of $66,989; changes in operating assets and liabilities of $46,580; amortization of the discounts on convertible notes of $21,665 and a $22,164 gain on the change in the fair market value of the Company's derivative liability.

During the nine months ended December 31, 2014 and 2013, we did not use or receive any funds from investment activities.

During nine months ended December 31, 2014, we received $5,893 in net advances from a related party in which were used to fund operations and $4,760 in contributed capital from a shareholder. We expect the related party to advance additional monies on an as needed basis. Financing activities in the prior year primarily related to $50,000 in proceeds from the sale of common stock offset by payments on debt and notes payable.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended December 31, 2014.  Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of December 31, 2014. Management believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

·	Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions. The individual is also responsible for financial and regulatory reporting.

This material weakness was first identified by our Chief Executive and Principal Accounting Officer during the year ended March 31, 2010.  This weakness continues to exist as of December 31, 2014 due to the small size of the Company. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Quarterly Report on Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIREFISH, INC.
(Registrant)

Dated: February 13, 2015	By: /s/Harshawardhan Shetty
Harshawardhan Shetty
President, Chief Executive Officer and Principal
Accounting Officer