Form 10-K
period 2015-03-31
Firefish, Inc
filed 2015-07-14
CIK 1445883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Yes |_| No |X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes | X | No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes |_| No |X

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

Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant at September 30, 2014 was approximately $103,584. The aggregate market value was computed by using the closing price of the common stock as of that date on the Over-the-Counter Bulletin Board (“OTCBB”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.) There were 127,482,504 shares outstanding of the registrant's Common Stock as of June 30, 2015.

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

We lease office space in Mumbai, India under a one year renewable lease.. Monthly payments are approximately $600.

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

Quarter Ended	Low Price	High Price
June 30, 2013	$0.0011	$0.0025
September 30, 2013	$0.0017	$0.0033
December 31, 2013	$0.0015	$0.0034
March 31, 2014	$0.0016	$0.0030
June 30, 2014	$0.0017	$0.0040
September 30, 2014	$0.0016	$0.0030
December 31, 2014	$0.0013	$0.0024
March 31, 2015	$0.0011	$0.0021

Holders

There are approximately 36 holders of record of Firefish’s common stock as of March 31, 2015.

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of March 31, 2015, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

For the Year Ended March 31, 2015 Compared to the Year Ended March 31, 2014

During the year ended March 31, 2015, we recognized revenues of $144,305, compared to revenues of $176,072 from our operational activities during the year ended March 31, 2014.  The decrease in sales of $31,767 or 18.0% was a result of lower revenues from our book resale and training and customization services compared to the previous year. However, that decrease was in part made up by increased revenues from our school competition the Primary Olympiad, which will continue to be our primary focus going forward.

Costs of sales decreased to $56,473 during the year ended March 31, 2015 from $70,411 during the year ended March 31, 2014, a decrease of $13,938 or 19.8%. This is due to the reduced revenues from the book resale and training and customization business and also due to a change in the nature of contracts received for book resale and training and customization where larger proportions of training and customization, resulted in increase in the use of contract labor.

During the year ended March 31, 2015, we incurred general and administrative expenses of $90,424 compared to general and administrative expenses of $101,962 during the year ended March 31, 2014, a decrease of $11,538 or 11.3%.  The decrease in general and administrative expense was directly related to the Company's emphasis on reducing costs related to administrative labor and travel and entertainment. The Company expects future changes in general and administrative expenses to be minimal.

LIQUIDITY

At March 31, 2015, the Company had total current assets of $25,141, consisting of $6,737 in cash and $18,404 in accounts receivable. At March 31, 2014, the Company had total current assets of $12,366, consisting of $428 in cash, $9,494 in accounts receivable and $2,444 in other current assets.

During the year ended March 31, 2015, the Company used cash of $9,522 in its operational activities consisting of a net loss of $62,592 and changes in operating accounts of $53,070. During the year ended March 31, 2014, the Company used cash of $33,220 in its operational activities consisting of a net loss of $56,130, non-cash adjustments of $22,164, amortization of debt discount of $21,665 and changes in operating accounts of $23,409.  The improvement during the current year directly related to the Company Chief Executive Officer deferring payment on 100% of his fiscal 2015 compensation, whereby in the prior year payments of approximately $23,000 were made.

During the year ended March 31, 2015, the Company received $15,353 from its financing activities compared to $27,111 during the year ended March 31, 2014. The funds received in fiscal 2015 included $5,893 from related party advances and $9,460 from contributed capital from a shareholder. The funds received in fiscal 2014 included $11,804 from related party advances and $50,000 from the sale of common stock. The Company used the proceeds received to fund operations and to pay off short term convertible debt.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of Firefish, Inc. and subsidiary for the years ended March 31, 2015 and 2014 begin on page F-1 at the end of the document.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

KLJ & Associates, LLP

On July 25, 2014, Silberstein Ungar, PLLC (the “Former Accountant”) notified our company that its principals joined the accounting firm of KLJ & Associates, LLP. As a result of the transaction, on July 25 2014, the Former Accountant resigned as our company’s independent registered public accounting firm and our company engaged KLJ & Associates, LLP (the “New Accountant”) as our company’s independent registered public accounting firm. The engagement of the New Accountant was approved by our company’s board of directors.

The Former Accountant’s audit reports on the financial statements of our company for the fiscal years ended March 31, 2014 and 2013 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The audit report of the Former Accountant on our company’s financial statements for the fiscal years ended March 31, 2014 and 2013 contained an unqualified opinion with an emphasis of a matter regarding our company’s ability to continue as a going concern.

During the fiscal years ended March 31, 2014 and 2013, and through July 25, 2014 there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods. In addition, during that time there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended March 31, 2014 and 2013 and prior to July 25, 2014, the Company did not consult with the New Accountant regarding (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did the New Accountant provide advice to our company, either written or oral, that was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” or a “reportable event” (as those terms are defined in Item 304(a)(2) of Regulation S-K).

BF Borgers CPA PC

On June 1, 2015, the Company notified KLJ & Associates, LLP (the "Former Accountant") that a new independent registered public accounting firm would be engaged.

On June 1, 2015, the engagement of BF Borgers CPA PC (the "New Accountant") as the independent registered public accounting firm was approved by the Company’s Board of Directors.

The Former Accountant did not issue any audit reports on the financial statements of the Company, but did review the Company’s financial statements as of and the three months ended June 30, 2014, as of and for the three and six months ended September 30, 2014 and as of and for the three and nine months ended December 31, 2014.

During the fiscal years ended March 31, 2015 and 2014, and through June 1, 2015, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods. In addition, during that time there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended March 31, 2015 and 2014, and through June 1, 2015, there were the following “reportable events” (as such term is defined in Item 304 of Regulation S-K). As disclosed in Part II, Item 9 A(T) of the Company’s Form 10-K for the annual period ended March 31, 2014, the Company’s management determined that the Company’s internal controls over financial reporting were not effective as of the end of such period due to the existence of material weaknesses related to the following:
(i) Inadequate segregation of duties and effective risk assessment.

These material weaknesses have not been remediated as of the date of this Current Report on Form 8-K.

Other than as disclosed above, there were no reportable events during the fiscal years ended March 31, 2015 and 2014, and through the period ended June 1, 2015. The Company’s Board of Directors discussed the subject matter of each reportable event with the Former Accountant. The Company authorized the Former Accountant to respond fully and without limitation to all requests of the New Accountant concerning all matters related to the audited period by the Former Accountant, including with respect to the subject matter of each reportable event.

During the fiscal years ended March 31, 2015 and 2014 and through June 1, 2015, the Company did not consult with the New Accountant regarding (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did the New Accountant provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” or a “reportable event” (as those terms are defined in Item 304(a)(2) of Regulation S-K).

On June 1, 2015, the Company provided the Former Accountant with its disclosures in the Current Report on Form 8-K disclosing the dismissal of the Former Accountant and requested in writing that the Former Accountant furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. The Former Accountant’s response is filed as an exhibit to this Current Report on Form 8-K.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2015 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended March 31, 2015. The Company believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

•	Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions. The individual is also responsible for financial and regulatory reporting.

This material weakness was first identified by our Chief Executive and Principal Accounting Officer during the year ended March 31, 2010.  This weakness continues to exist as of the March 31, 2015 due to the small size of the Company. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as Firefish, Inc. directors or executive officers, including their ages as of March 31, 2015.

Name	Age	Position

Harshawardhan Shetty	42	President, Chief Executive Officer, Principal Financial and Accounting Officer and Director

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

 ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended March 31, 2015 and 2014. The table sets forth this information for Firefish Inc., including salary, bonus, and certain other compensation to the Board members and named executive officers for the past two fiscal years and includes all Board Members and Officers as of March 31, 2015.

SUMMARY EXECUTIVES COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Harshawardhan Shetty, President, CEO and Principal Financial & Accounting Officer (1)	2015 2014	$60,000 $60,000	0 0	0 0	0 0	0 0	0 0	0 0	$60,000 $60,000

(1)	The Company has entered into an Employment Agreement with Harshawardhan Shetty dated November 12, 2008.

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

As of March 31, 2015 and 2014, Harshawardhan Shetty was due $248,985 and $188,985, in connection with his accrued salary, respectively.

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

The following table sets forth certain information concerning compensation paid to the Company’s directors during the year ended March 31, 2015:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Harshawardhan Shetty (1)	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$60,000	$60,000

(1)	Mr. Shetty is the sole officer of Firefish and pursuant to the terms of his employment agreement, received a salary of $60,000 during the year ended March 31, 2015.

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

The information below is based on the number of shares of the Company’s common stock that the Company believes was beneficially owned by each person or entity as of June 30, 2015.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner*	Percent of Class (1)
Common shares	Harshawardhan Shetty, President, CEO and Principal Financial & Accounting Officer & Director	66,550,660	52.20%
Common shares	All Directors and Executive Officers as a Group (1 person)	66,550,660	52.20%

(1)	At June 30, 2015, the Company had 127,482,504 shares of its common stock issued and outstanding.

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

We lease office space in Mumbai, India under a one year renewable lease.. Monthly payments are approximately $600.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the years ended March 31, 2015 and 2014 by their Independent Registered Public Accounting Firms.

	Year Ended March 31,
	2015	2014
Audit Fees	$26,474	$17,700
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$26,474	$17,700

All audit work was performed by the auditors' full time employees.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

(a)	Audited consolidated financial statements for years ended March 31, 2015 and 2014

Exhibit Number	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
4.1	Specimen Common Stock Certificate*
4.2	Subscription Agreement between the Company and Genesis Venture Fund India I, LP on June 30, 2008*
5.1	Opinion of Zoma Law Group, LLC.*
10.1	Employment Agreement between the Company and Harshawardhan Shetty on November 12, 2008*
10.2	Form of Common Stock Subscription Agreement between the Company and Investors dated June 20, 2008*
10.3	Services Agreement between the Company, Zoma Ventures, LLC and Genesis Venture Fund India I, LP dated June 30, 2008*
31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act**
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act**
101.INS	XBRL Instance Document***
101.SCH	XBRL Schema Document***
101.CAL	XBRL Calculations Linkbase Document***
101.DEF	XBRL Definition Linkbase Document***
101.LAB	XBRL Labels Linkbase Document***
101.PRE	XBRL Presentation Linkbase Documen***

*Previously Filed

** Filed herewith

*** The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Acto of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

FIREFISH, INC.

Consolidated Financial Statements for the Years Ended March 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Firefish, Inc.

We have audited the accompanying consolidated balance sheet of Firefish, Inc. and Subsidiary as of March 31, 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firefish, Inc. and Subsidiary as of March 31, 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred cumulative net losses since inception and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

Lakewood, Colorado
July 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Firefish, Inc.

We have audited the accompanying consolidated balance sheet of Firefish, Inc. and Subsidiary as of March 31, 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firefish, Inc. and Subsidiary as of March 31, 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred cumulative net losses since inception and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
June 25, 2014

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash	$6,737	$428
Accounts receivable	18,404	9,494
Other current assets	-	2,444

TOTAL CURRENT ASSETS	25,141	12,366

TOTAL ASSETS	$25,141	$12,366

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,761	$19,225
Accrued expenses - related party	248,985	188,985
Advances - related party	18,429	12,536

TOTAL CURRENT LIABILITIES	286,175	220,746

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 127,482,504 shares issued and outstanding at March 31, 2015 and March 31, 2014	127,483	127,483
Additional paid-in capital	427,889	418,429
Accumulated other comprehensive loss	(4,479)	(4,957)
Accumulated deficit	(811,927)	(749,335)

TOTAL STOCKHOLDERS' DEFICIT	(261,034)	(208,380)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$25,141	$12,366

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	March 31,
	2015	2014

REVENUES	$144,305	$176,072
COST OF REVENUES	56,473	70,411
GROSS MARGIN	87,832	105,661

OPERATING EXPENSES:
General and administrative	90,424	101,962
General and administrative - related party	60,000	60,000

TOTAL OPERATING EXPENSES	150,424	161,962

LOSS FROM OPERATIONS	(62,592)	(56,301)

OTHER EXPENSE (INCOME):
Interest expense	-	21,993
Gain on change in fair value of derivative liability	-	(22,164)

TOTAL OTHER (INCOME) EXPENSE	-	(171)

LOSS BEFORE PROVISION FOR INCOME TAXES	(62,592)	(56,130)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(62,592)	(56,130)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment income (loss)	478	(519)

COMPREHENSIVE LOSS	$(62,114)	$(56,649)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	127,482,504	125,541,642

The accompanying notes are an integral part of these consolidated financial statements.

Firefish, Inc. and Subsidiary
Consolidated Statement of Stockholders' Deficit

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit

Balance as of March 31, 2013	117,116,650	$117,117	$348,077	$(4,438)	$(693,205)	$(232,449)

Common Stock Issued for Cash	5,000,000	5,000	45,000	-	-	50,000
Conversion of Convertible Debt into Common Stock	5,365,854	5,366	(966)	-	-	4,400
Derivative Liability Reclassed to Equity	-	-	26,318	-	-	26,318
Cumulative Translation Adjustment	-	-	-	(519)	-	(519)
Net Loss	-	-	-	-	(56,130)	(56,130)
Balance as of March 31, 2014	127,482,504	127,483	418,429	(4,957)	(749,335)	(208,380)

Contributed Capital from Shareholder	-	-	9,460	-	-	9,460
Cumulative Other Comprehensive Income (Loss)	-	-	-	478	-	478
Net Loss	-	-	-	-	(62,592)	(62,592)
Balance as of March 31, 2015	127,482,504	$127,483	$427,889	$(4,479)	$(811,927)	$(261,034)

The accompanying notes are an integral part of these financial statements.

FIREFISH, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Year Ended
	March 31,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(62,592)	$(56,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair market value of derivative liabilities	-	(22,164)
Amortization of debt discount	-	21,665
Changes in operating assets and liabilities:
Accounts receivable	(8,910)	(9,434)
Prepaids and other current assets	2,444	(2,444)
Accounts payable and accrued expenses	(464)	(1,932)
Accounts payable and accrued expenses - related party	60,000	37,219
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,522)	(33,220)

FINANCING ACTIVITIES
Net advances - related party	5,893	11,804
Contributed capital from shareholder	9,460	-
Payments on long-term debt	-	(11,993)
Proceeds from sale of common stock	-	50,000
Payments on convertible note payable	-	(22,700)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,353	27,111

FOREIGN CURRENCY EFFECT ON CASH	478	(519)

NET INCREASE IN CASH	6,309	(6,628)

CASH - Beginning of period	428	7,056

CASH - End of period	$6,737	$428

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$-	$1,807
Income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible note payable	$-	$4,400
Reclass of derivative liability to equity	$-	$26,318

The accompanying notes are an integral part of these consolidated financial statements.

1.           Nature of Business and Operations

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, as of March 31, 2015 has incurred cumulative net losses of $811,927 since inception and has a working capital deficit of $261,034.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  These factors cause substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

As of March 31, 2015 and 2014, the Company' s cash was considered a level 1 instrument. The Company does not have any level 2 and 3 instruments.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Firefish Networks Private Limited, an entity formed under the laws of the nation of India. All significant intercompany transactions have been eliminated in the consolidation.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no common stock equivalents as of March 31, 2015 and 2014.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses.  It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of March 31, 2015 and 2014, there have been no such charges.

Revenue Recognition

The Company recognizes revenues from (1) consulting, educational and text message marketing services and (2) sponsored competition entry fees when (a) persuasive evidence that an agreement exists; (b) the products or services has been delivered or completed; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured. Revenues from consulting, educational and marketing services are generally recognized when the services have been performed as long as the other criteria have been met. Revenues from educational sponsored events, such as our English Olympiad, are recognized when the event has taken place. Revenues from the resale of educational materials are recognized when shipped to the customer and all other tests of revenue recognition disclosed above are met. As of March 31, 2015 and 2014, we have no deferred revenues or costs related to our annual English Olympiad our competition took place in January and February and all previously deferred revenues and costs were recognized.

Comprehensive Income (Loss)

The Company recorded other comprehensive income (loss) for the years ended March 31, 2015 and 2014 of $478 and ($519), respectively, as the result of currency translation adjustments.

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

Income Taxes

The Company follows ASC Accounting Standards Codification (“ASC”) 740, Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision becoming known.

Net deferred tax assets consist of the following components as of:

	March 31,
	2015	2014

Net operating loss	113,230	112,219
Accrued liabilities	97,104	73,704
Valuation allowance	(210,334)	(185,923)
Net deferred tax asset	-	-
During the years ended March 31, 2015 and 2014, the valuation allowance increased by $24,411 and $22,085, respectively.  At March 31, 2015, the Company had approximately $356,000 of federal and state gross net operating losses available. The net operating loss carry forward, if not utilized, will begin to expire in 2032 for federal purposes and 2022 for state purposes.

Reconciliation of the U.S. federal statutory rate do the actual rate are as follows for the years ended December 31:

	March 31,
	2014	2013

Income tax expense at statutory rate	(24,411)	(21,891)
Permanent differences	-	(194)
Valuation allowance	24,411	22,085
Income tax expense per books	-	-

Based on the available objective evidence, including the Company’s limited operating history and current liabilities in excess of assets, management believes it is more likely than not that the net deferred tax assets at March 31, 2015 and 2014, will not be fully realizable. Due to the uncertainty surrounding realization of the deferred tax asset, the Company has provided a full valuation allowance against its net deferred tax assets at March 31, 2015 and 2014.

The Company files income tax returns in the Indian jurisdiction only. Income tax returns filed for fiscal years 2012 and earlier are not subject to examination by U.S. federal state tax authorities. Income tax returns for fiscal years 2012 through 2015 remain open to examination by tax authorities in India. The Company believes that it has made adequate provisions for all income tax uncertainties pertaining to these open tax years.

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

Stock-based Compensation

As of March 31, 2015, the Company has not issued any share-based payments to its employees or third-party consultants. The Company will account for stock options issued to employees and consultants under ASC 718 Compensation-Stock Compensation. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.

The Company will measure compensation expense for its non-employee stock-based compensation under ASC 505 Equity. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Concentration of Risks

During the year ended March 31, 2015, one customer accounted for 34.4% of revenues, and one customer accounted for 100% of accounts receivable at March 31, 2015. During the year ended March 31, 2014 one customer accounted for 36% of revenues. Management believes the loss of these customers would have a material impact on the Company’s financial position, results of operations, and cash flows.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance on the Company's consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements—Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Management is still in the process of assessing the impact of ASU 2014-15 on the Company’s consolidated financial statements.

3.           Convertible Notes

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

In addition, the fees paid to the lender for the notes totaled, $2,500, were accounted for as an on issuance discount resulting in a $2,500 discount to the convertible notes. The discounts were fully amortized to interest expense during the year ended March 31, 2013.

Derivative Liabilities

Commencing March 11, 2013, the Company's $32,500 convertible note issued on September 11, 2012, was convertible into common stock. The Company determined that since the conversion price was variable and does not contain a floor, the conversion feature represented a derivative liability.

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

Note Issued September 11, 2012

On March 11, 2013, the Company recorded the fair market value of the derivative liability of $47,885, resulting in a full discount to the note. The discount is being amortized over the term of the note. During the year ended March 31, 2014, $21,667 of the discount was amortized to interest expense with no remaining unamortized discount.

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
Range of Inputs
Used During
the Year Ended
March 31, 2014
Annual dividend yield	-
Expected life (years)	0.01
Risk-free interest rate	0.05%
Expected volatility	399%

4.           Long-term Debt

On December 8, 2012 the Company borrowed $11,993 from an individual under a long-term note.  Under the terms of the note agreement, the note incurred zero percent interest and could not be called prior to April 2, 2014.  In April 2013, the note was repaid.

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

During the year ended March 31, 2015, a shareholder contributed $9,460 in capital to be used for operations.

See Note 3 for discussion regarding the issuance of common stock on the conversion of note payable.

6.           Related Party Transactions

The Company has an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes. As of March 31, 2015 and 2014, included within accounts payable and accrued expenses - related parties is accrued salary and payroll taxes due under the agreement of $248,985 and $188,985, respectively.

In addition, from time to time the Company's Chief Executive Officer makes payments in connection with the Company's operations. These advances do not incur interest and are due on demand. As of March 31, 2015 and 2014, the Chief Executive Officer was owed $18,429 and $12,536, respectively.

7.           Subsequent Events

The Company has evaluated events subsequent to the filing date and has determined that no events, other than those disclosed above, have occurred that would materially affect the consolidated financial statements above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREFISH, INC.

Dated: July 14, 2015
By:	/s/ Harshawardhan Shetty
Harshawardhan Shetty,
President, CEO and Principal Financial & Accounting Officer & Director