Form 10-Q
period 2015-06-30
GIFA, INC.
filed 2018-06-13
CIK 1445883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 333-156637

GIFA, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2515882
(State of Incorporation)	(IRS Employer ID Number)

1660 Hotel Circle North, Suite 207, San Diego, California 92108
 (Address of principal executive offices)

(619) 497-2555 (Registrant's Telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  past 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2)  has  been  subject  to the  filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or "emerging growth company" .  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 30, 2018 there were 160,931,844 shares of the registrant's common stock issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)	Page

Balance Sheets – June 30, 2015 and March 31, 2015 (Unaudited)	F-1

Statements of Operations and Comprehensive Loss - Three months ended June 30, 2015 and 2014 (Unaudited)	F-2

Statements of Cash Flows –Three months ended June 30, 2015 and 2014 (Unaudited)	F-3

Notes to the Consolidated Financial Statements (Unaudited)	F-4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk

– Not Applicable	6

Item 4. Controls and Procedures	6

Item 4T. Controls and Procedures	7

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	7

–Not Applicable

Item 1A. Risk Factors -	7

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7

–Not Applicable

Item 3. Defaults Upon Senior Securities	8

– Not Applicable

Item 4. Mine Safety Disclosures	8

– Not Applicable

Item 5. Other Information	8

– Not Applicable

Item 6. Exhibits	8

SIGNATURES	9

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Consolidated Financial Statements of GIFA, Inc. and subsidiary

Consolidated Balance Sheets as of June 30, 2015 and March 31, 2015 (Unaudited)	F-1

Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2015 and 2014 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014 (Unaudited)	F-3

Notes to the Consolidated Financial Statements (Unaudited)	F-4

GIFA, INC. AND SUBSIDIARY (FORMERLY KNOWN AS FIREFISH, INC.)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	March 31,
	2015	2015

ASSETS

CURRENT ASSETS
Cash	$5,805	$6,737
Accounts receivable	-	18,404
Deferred cost of sales	1,250	-

TOTAL CURRENT ASSETS	7,055	25,141

TOTAL ASSETS	$7,055	$25,141

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,139	$18,761
Accrued expenses - related party	248,985	248,985
Advances - related party	43,530	18,429
Deferred revenue	3,821	-

TOTAL CURRENT LIABILITIES	299,475	286,175

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 127,482,504 shares issued and outstanding at June 30, 2015 and March 31, 2015	127,483	127,483
Additional paid-in capital	427,889	427,889
Accumulated other comprehensive loss	(2,738)	(4,479)
Accumulated deficit	(845,054)	(811,927)

TOTAL STOCKHOLDERS' DEFICIT	(292,420)	(261,034)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$7,055	$25,141

The accompanying notes are an integral part of these consolidated financial statements.

GIFA, INC. AND SUBSIDIARY (FORMERLY KNOWN AS FIREFISH, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended
	June 30,
	2015	2014

REVENUES	$-	$3,766
COST OF REVENUES	-	-
GROSS MARGIN	-	3,766

OPERATING EXPENSES:
General and administrative	33,127	31,422
General and administrative - related party	-	15,000

TOTAL OPERATING EXPENSES	33,127	46,422

LOSS FROM OPERATIONS	(33,127)	(42,656)

LOSS BEFORE PROVISION FOR INCOME TAXES	(33,127)	(42,656)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(33,127)	(42,656)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment income	1,741	207

COMPREHENSIVE LOSS	$(31,386)	$(42,449)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	127,482,504	127,482,504

The accompanying notes are an integral part of these consolidated financial statements.

GIFA, INC. AND SUBSIDIARY (FORMERLY KNOWN AS FIREFISH, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	June 30,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(33,127)	$(42,656)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	18,404	(3,767)
Deferred cost of sales	(1,250)	(5,761)
Accounts payable and accrued expenses	(15,622)	(14,609)
Accounts payable and accrued expenses - related party	-	15,000
Deferred revenue	3,821	42,871
NET CASH USED IN OPERATING ACTIVITIES	(27,774)	(8,922)

FINANCING ACTIVITIES
Net advances from related party	25,101	16,485
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,101	16,485

FOREIGN CURRENCY EFFECT ON CASH	1,741	207

NET INCREASE (DECREASE) IN CASH	(932)	7,770

CASH - Beginning of period	6,737	428

CASH - End of period	$5,805	$8,198

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FIREFISH, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1. Nature of Business and Operations

GIFA, Inc. and Subsidiary (formerly known as Firefish, Inc.) (the "Company") was incorporated in the State of Nevada on April 29, 2008 ("Inception").  The Company's primary operations are in India and are conducted by our wholly-owned subsidiary domiciled in India.

The Company conducts competitions for school children. The competition was initially targeted at children in grades 1 through 5, called the Primary Olympiad, was launched in June 2010. The Primary Olympiad is an annual English, Math and Science competency program and competition for young learners with the examination being conducted in January and February each year. Cambridge University Press is our study material partner. Recently, the Company has introduced a new competition for children in grades 6 through 8 called the Middle School Olympiad. During the years ended March 31, 2017 and 2016, the Company's annual Olympiad had approximately 7,000 registrants participating from 300 - 600 schools.

As of June 30, 2015, we have deferred all revenues and costs related to our annual English Olympiad as our competition will not take place until January and February 2016, at which time the revenues and expenses will be recognized. At March 31, 2015, all previously deferred revenues and costs were recognized.

The Company also partners with state governments to conduct teacher training and certification programs and also to deliver books and provide content customization services and training. The Company has developed a spoken English program to address the large demand among Indians to learn English.

In addition, the Company offers mobile and internet marketing services to retailers.

2. Summary of Significant Accounting Policies

Unaudited Financial Information

The accompanying consolidated balance sheets, statements of operations and comprehensive loss, stockholders' deficit, cash flows and notes to consolidated financial statements are unaudited. The financial information has been prepared under the supervision of management and in their opinion reflects all normal and recurring adjustments necessary for fair representation. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of the Company as of and for the year ended March 31, 2015. The results of operations for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year.

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars ("USD") using the accrual basis of accounting.  Outlined below are those policies considered particularly significant.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, as of June 30, 2015 has incurred cumulative net losses of $845,054 since inception and has a working capital deficit of $292,420. The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  These factors cause substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

As of June 30, 2015 and March 31, 2015, the Company' s cash was considered a level 1 instrument. The Company does not have any level 2 and 3 instruments.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Firefish Networks Private Limited, an entity formed under the laws of the nation of India. All significant intercompany transactions have been eliminated in the consolidation.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no common stock equivalents as of June 30, 2015 and 2014.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses.  It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of June 30, 2015 and March 31, 2015, there have been no such charges.

Revenue Recognition

The Company recognizes revenues from (1) consulting, educational and text message marketing services and (2) sponsored competition entry fees when (a) persuasive evidence that an agreement exists; (b) the products or services has been delivered or completed; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured. Revenues from consulting, educational and marketing services are generally recognized when the services have been performed as long as the other criteria have been met. Revenues from educational sponsored events, such as our English Olympiad, are recognized when the event has taken place. Revenues from the resale of educational materials are recognized when shipped to the customer and all other tests of revenue recognition disclosed above are met. As of June 30, 2015 and March 31, 2015, we have deferred revenues of $3,821 and $0, respectively, and costs of $1,250 and $0, respectively, related to our annual English Olympiad as our competition will take place in January and February which is when all previously deferred revenues and costs will be recognized.

Comprehensive Income (Loss)

The Company recorded other comprehensive income for the three months ended June 30, 2015 and 2014 of $1,741 and $207, respectively, as the result of currency translation adjustments.

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

Foreign Exchange

The consolidated financial statements are presented in United States Dollars, ("USD"), the reporting currency.  The functional currency for the financial statements is Indian Rupees and in accordance with ASC Topic 830, "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated to their USD equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date.  Revenue and expenses were translated at the prevailing rate of exchange at the date of the transaction.  Related translation adjustments are reported as a separate component of stockholder's deficit, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Recent Accounting Pronouncements

In 2014, the FASB issued Accounting Standards Update ("ASU") 2014–09, Revenue from Contracts with Customers. Under ASU 2014–09, revenue is recognized when (or as) each performance obligation is satisfied by the entity, which is defined as when control of the underlying goods or services is transferred to the customer. The Company is still evaluating the impact of this pronouncement on its financial statements. The pronouncement is effective for the Company for annual periods beginning after December 15, 2018, and as such, it will not be applicable until December 31, 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities. The Company is currently evaluating the effect of this accounting pronouncement.

3. Related Party Transactions

The Company had an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes through March 31, 2015. As of June 30, 2015 and March 31, 2015, included within accounts payable and accrued expenses - related parties is accrued salary and payroll taxes due under the agreement of $248,985 and $248,985, respectively.

In addition, from time to time the Company's Chief Executive Officer makes payments in connection with the Company's operations. These advances do not incur interest and are due on demand. As of June 30, 2015 and March 31, 2015, the Chief Executive Officer was owed $43,530 and $18,429, respectively.

4. Subsequent Events

During the year ended March 31, 2016, the Company entered into an agreement with an unrelated party to receive up to $100,000 in exchange for information related to a project the Company is to conduct. As of December 31, 2016, all amount related to this agreement have been paid. The Company recorded the transaction as other income as the services weren't within their core business.

On September 26, 2017 the Company's then President and sole Director, Ralph M. Amato delivered to the Company an aggregate of 66,550,660 shares of the Company's Common Stock and the same were returned to the Company as treasury stock. These shares had been originally issued to the Company's founder, Harshawardham Shetty who also previously resigned.  All of the shares were subsequently cancelled. Mr. Amato also then resigned as an officer and director and elected Mr. Ilksen Yesilada as the Company's sole officer and director.

The Company later issued 100,000,000 shares of common stock to  certain individuals associated with Mr. Ilksen Yesilada. As of date of this filing, the Company has 160,931,844 shares of common stock issued and outstanding. The Company is still determining the accounting impact of this transaction.

On October 17, 2017, the Company amended its articles of incorporation to change the Company's name to GIFA, Inc. and to decrease the Company's authorized shares of common stock to 500,000,000 and authorized 10,000,000 shares of preferred stock.

On October 17, 2017, the Company changed its fiscal year to a December 31st year end.

The Company has evaluated events subsequent to the filing date and has determined that no events, other than those disclosed above, have occurred that would materially affect the consolidated financial statements above.

As used herein, the term "we," "us," "our," and the "Company" refers to GIFA, Inc. (formerly known as Firefish, Inc.) a Nevada corporation.

FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING ESTIMATES, PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS.  IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "ESTIMATED," "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING,  BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY AND ITS PLANS OR INTENTIONS, ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS.  NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED.  ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-K, INCLUDING, BUT NOT LIMITED TO "RISK FACTORS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY  HAS LIMITYED ASSETS AND OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, AND THE LEGAL UNCERTAINTIES THAT DIRECTLY AND INDIRECTLY IMPACT DEVELOPMENT-STAGE COMPANIES.  ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS.  WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

ITEM  1A.  RISK FACTORS

Our Common Stock is subject to a number of substantial risks, including those described below. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company's common stock should also consider the following risk factors:

Risks Related to the Ownership of the Company's Stock

1. Limited History & Limited Revenues & Continuing Losses; Risk of Loss & Insolvency.  We have a history of limited revenues and we have incurred losses. In that respect we face all of the risks inherent in an early-stage business. Thus, we have a history of losses and there can be no assurance that we will ever achieve profitability and positive cash flow. While we believe that our business strategies are sound, there can be no assurance that our business will generate profits and positive cash flow or if we generate profits and positive cash flow, that it can be sustained. Investors should be aware that they may lose all or substantially all of their investment.

2. One Corporate Officer & Employees.  We have only one corporate officer but we do have employees in our wholly-owned subsidiary that is domiciled in India.

3. Auditor's Opinion: Going Concern.  Our independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern. For these and other reasons anyone who purchases our Common Stock should be prepared to lose their entire investment.

4. Limited Financial Resources; Need for Additional Financing.  Our financial resources are minimal. We anticipate that in the future we will need to obtain additional financing from the sale of our Common Stock, Debt, or some combination thereof in order to undertake further business plans. Our ability to operate as a going concern is contingent upon our receipt of additional financing through private placements or by loans. We anticipate that we will require significant additional funds in the future if we are successful in marketing our products and services. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to our Board of Directors. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares; or (iii) both. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that we will be able to obtain additional financing, or if we are successful, that we will be able to do so on terms that are reasonable in light of current market conditions.  Further, we have not received any commitment from any person to provide any additional financing and we cannot assure that any such commitment is forthcoming.

5. Limited and Sporadic Trading Market for Common Stock.  Our Common Stock trades on the OTC Market on a limited and sporadic basis and there can be no assurance that a liquid trading market for our Common Stock will develop and, if it does develop, that it can be sustained.

6. Development Stage Company.  We face all of the risks inherent in a new business. There is no information at this time upon which to base an assumption that our plans will either materialize or prove successful. Our present business plans and strategies have been developed by our corporate officers and they have been evaluated by any independent third party.  There can be no assurance that any of our business plans and strategies will generate sales revenues that will result in any profits or positive cash flow. Investors should be aware that they may lose all or substantially all of their investment.

7. Lack of Dividends & No Likelihood of Dividends. We have not paid dividends and do not contemplate paying dividends in the foreseeable future.

8. No Ability to Control.  Any person who acquires our Common Stock will have no real ability to influence or control the Company or otherwise have any ability to elect any person to our Board of Directors. Our officers, directors, and certain other persons currently control the Company and there is no likelihood that any person who acquires our Common Stock will have any real ability to influence or control the Company in any meaningful way.

9. Possible Rule 144 Stock Sales. Many of our shares of our outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration.  Any person who acquires our common stock in any private placement should carefully review Rule 144 since any potential public resale may be limited and current broker-dealer and clearing firm requirements may make any re-sale of our common stock difficult at best.

10. Risks of Low Priced Stocks.  Currently, our common stock is not trading in any continuous and liquid trading market and is traded only on the OTC Market. As a result and due to the absence of a continuous and liquid trading market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.  In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities.  Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

In general, securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share.  The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock.  The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.

In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and its control over the market.

Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer.  In addition, transactions in a NASDAQ security directly with the NASDAQ market-maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less than $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting.  These criteria are more stringent than the proposed increased in NASDAQ's maintenance requirements.

Our securities are subject to the above rules on penny stocks and the market liquidity for our securities could be severely affected by limiting the ability of broker/dealers to sell our securities.

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

The Company's independent registered public accounting firm's report on the Company's financial statements as of March 31, 2015 included a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

MATTER OF  2017 AMENDMENT TO ARTICLES OF INCORPORATION

In October 2017 we amended our Articles of Incorporation to change the Company's name from  Firefish, Inc. to GIFA, Inc.  The Amendment followed a change in control of the Company. For more information see the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

During the three months ended June 30, 2015, we recognized revenues of $0 compared to $3,766 during the three months ended June 30, 2014. The decrease of $3,766 was the result of decreased revenues from our book resale and services business and the deferral of revenues during the current quarter.  Revenues during fiscal 2015 and 2014, consist primarily of educational services/products related to training for young learners and young adults which was launched during fiscal 2011. During the three months ended June 30, 2015, we recognized a cost of sales of $0 resulting in gross profit of $0; compared to cost of sales of $0 and gross profit of $3,766 during the same period in 2014.  The decrease in revenues in the current period was a result of decreased revenue from our book resale and services business as we have moved our primary to focus to the annual English Olympiad.

During the three months ended June 30, 2015, we incurred operational expenses of $33,127 compared to $46,422 during the three months ended June 30, 2014. The $13,295 decrease was the result of changes to our professional and general administrative costs due to our continued focus in managing these costs.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, we have total current assets of $7,055, consisting of cash and deferred cost of sales.  At June 30, 2015, we have total liabilities of $299,475 and a working capital deficit of $292,420.

During the three months ended June 30, 2015, cash used in operating activities was $27,774 which included the net loss of $33,127 and changes in operating assets and liabilities of $5,353. During the three months ended June 30, 2014, cash used in operating activities was $8,922 which included the net loss of $42,656 and changes in operating assets and liabilities of $33,734. The increase in cash used in operations was due to the decrease in deposits received in connection with the resale of books. In the prior year, we resold a significant amount of books to end users. The timing of these sales is performed on an as needed basis.

During the three months ended June 30, 2015 and 2014, we did not use or receive any funds from investment activities.

During the three months ended June 30, 2015 and 2014, we received $25,101 and $16,485 in net advances from a related party, respectively, in which were used to fund operations. We expect the related party to advance additional monies on an as needed basis.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended December 31, 2014.  Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of June 30, 2015. Management believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

·	Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions. The individual is also responsible for financial and regulatory reporting.

This material weakness was first identified by our Chief Executive and Principal Accounting Officer during the year ended March 31, 2010.  This weakness continues to exist as of June 30, 2015 due to the small size of the Company. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 31.1	Certification of Chief Executive/Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Principal Executive/Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101 INS	XBRL Instance Document

101 SCH	XBRL Schema Document

101 CAL	XBRL Calculation Linkbase Document

101 DEF	XBRL Definition Linkbase Document

101 LAB	XBRL Labels Linkbase Document

101 PRE	XBRL Presentation Linkbase Document

SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREFISH, INC.
(Registrant)

Dated: May 30, 2018	By: /s/Harshawardhan Shetty
Harshawardhan Shetty
President, Chief Executive Officer and Principal
Accounting Officer