Form 10-Q
period 2015-09-30
GIFA, INC.
filed 2018-06-13
CIK 1445883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Securities registered under Section 12(g) of the Exchange Act:  None

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

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 30, 2018 there were 160,931,844 shares of the registrant's common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)	Page

Balance Sheets – September 30, 2015 and March 31, 2015 (Unaudited)	F-1

Statements of Operations and Comprehensive Loss - Three and six months ended September 30, 2015 and 2014 (Unaudited)	F-2

Statements of Cash Flows –Six months ended September 30, 2015 and 2014 (Unaudited)	F-3

Notes to the Consolidated Financial Statements (Unaudited)	F-4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk

– Not Applicable	6

Item 4. Controls and Procedures	7

Item 4T. Controls and Procedures	7

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	8

–Not Applicable

Item 1A. Risk Factors -	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

– Not Applicable

Item 3. Defaults Upon Senior Securities	8

– Not Applicable

Item 4. Mine Safety Disclosures	8

– Not Applicable

Item 5. Other Information	9

– Not Applicable

Item 6. Exhibits	9

SIGNATURES	10

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Consolidated Financial Statements of GIFA, Inc. and subsidiary

Consolidated Balance Sheets as of September 30, 2015 and March 31, 2015 (Unaudited)	F-1

Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended September 30, 2015 and 2014 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the six months ended September 30, 2015 and 2014 (Unaudited)	F-3

Notes to the Consolidated Financial Statements (Unaudited)	F-4

GIFA, INC. AND SUBSIDIARY (FORMERLY KNOWN AS FIREFISH, INC.)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,
	2015	2015

ASSETS

CURRENT ASSETS
Cash	$26,707	$6,737
Accounts receivable	-	18,404
Deferred cost of sales	23,344	-

TOTAL CURRENT ASSETS	50,051	25,141

TOTAL ASSETS	$50,051	$25,141

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,924	$18,761
Accrued expenses - related party	248,985	248,985
Advances - related party	44,088	18,429
Deferred revenue	58,835	-

TOTAL CURRENT LIABILITIES	355,832	286,175

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 127,482,504 shares issued and outstanding at September 30, 2015 and March 31, 2015	127,483	127,483
Additional paid-in capital	427,889	427,889
Accumulated other comprehensive loss	(2,730)	(4,479)
Accumulated deficit	(858,423)	(811,927)

TOTAL STOCKHOLDERS' DEFICIT	(305,781)	(261,034)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$50,051	$25,141

The accompanying notes are an integral part of these consolidated financial statements.

GIFA, INC. AND SUBSIDIARY (FORMERLY KNOWN AS FIREFISH, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$3,766
COST OF REVENUES	-	-	-	-
GROSS MARGIN	-	-	-	3,766

OPERATING EXPENSES:
General and administrative	13,369	22,884	46,496	54,306
General and administrative - related party	-	15,000	-	30,000

TOTAL OPERATING EXPENSES	13,369	37,884	46,496	84,306

LOSS FROM OPERATIONS	(13,369)	(37,884)	(46,496)	(80,540)

LOSS BEFORE PROVISION FOR INCOME TAXES	(13,369)	(37,884)	(46,496)	(80,540)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(13,369)	(37,884)	(46,496)	(80,540)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment income	8	661	1,749	868

COMPREHENSIVE LOSS	$(13,361)	$(37,223)	$(44,747)	$(79,672)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGECOMMON SHARES OUTSTANDING	127,482,504	127,482,504	127,482,504	127,482,504

The accompanying notes are an integral part of these consolidated financial statements.

GIFA, INC. AND SUBSIDIARY (FORMERLY KNOWN AS FIREFISH, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	September 30,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(46,496)	$(80,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	18,404	3,071
Deferred cost of sales	(23,344)	(28,239)
Accounts payable and accrued expenses	(14,837)	(13,660)
Accounts payable and accrued expenses - related party	-	30,000
Deferred revenue	58,835	118,801
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,438)	29,433

FINANCING ACTIVITIES
Net advances from related party	25,659	5,695
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,659	5,695

FOREIGN CURRENCY EFFECT ON CASH	1,749	868

NET INCREASE IN CASH	19,970	35,996

CASH - Beginning of period	6,737	428

CASH - End of period	$26,707	$36,424

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

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

As of September 30, 2015, we have deferred all revenues and costs related to our annual English Olympiad as our competition will not take place until January and February 2016, at which time the revenues and expenses will be recognized. At March 31, 2015, all previously deferred revenues and costs were recognized.

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

2. Summary of Significant Accounting Policies

Unaudited Financial Information

The accompanying consolidated balance sheets, statements of operations and comprehensive loss, stockholders' deficit, cash flows and notes to consolidated financial statements are unaudited. The financial information has been prepared under the supervision of management and in their opinion reflects all normal and recurring adjustments necessary for fair representation. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of the Company as of and for the year ended March 31, 2015. The results of operations for the six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year.

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars ("USD") using the accrual basis of accounting.  Outlined below are those policies considered particularly significant.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, as of September 30, 2015 has incurred cumulative net losses of $858,423 since inception and has a working capital deficit of $305,781. The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  These factors cause substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

As of September 30, 2015 and March 31, 2015, the Company' s cash was considered a level 1 instrument. The Company does not have any level 2 and 3 instruments.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Firefish Networks Private Limited, an entity formed under the laws of the nation of India. All significant intercompany transactions have been eliminated in the consolidation.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no common stock equivalents as of September 30, 2015 and 2014.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses.  It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of September 30, 2015 and March 31, 2015, there have been no such charges.

Revenue Recognition

The Company recognizes revenues from (1) consulting, educational and text message marketing services and (2) sponsored competition entry fees when (a) persuasive evidence that an agreement exists; (b) the products or services has been delivered or completed; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured. Revenues from consulting, educational and marketing services are generally recognized when the services have been performed as long as the other criteria have been met. Revenues from educational sponsored events, such as our English Olympiad, are recognized when the event has taken place. Revenues from the resale of educational materials are recognized when shipped to the customer and all other tests of revenue recognition disclosed above are met. As of September 30, 2015 and March 31, 2015, we have deferred revenues of $58,835 and $0, respectively, and costs of $23,344 and $0, respectively, related to our annual English Olympiad as our competition will take place in January and February which is when all previously deferred revenues and costs will be recognized.

Comprehensive Income (Loss)

The Company recorded other comprehensive income for the six months ended September 30, 2015 and 2014 of $1,749 and $868, respectively, as the result of currency translation adjustments.

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

Recent Accounting Pronouncements

In May 2014, FASB issued authoritative guidance that provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, FASB agreed to delay the effective date by one year and, accordingly, the new standard is effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company does not expectthe standard to have a material impact on its consolidated financial statements.

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

3. Related Party Transactions

The Company had an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes through March 31, 2015. As of September 30, 2015 and March 31, 2015, included within accounts payable and accrued expenses - related parties is accrued salary and payroll taxes due under the agreement of $248,985 and $248,985, respectively.

In addition, from time to time the Company's Chief Executive Officer makes payments in connection with the Company's operations. These advances do not incur interest and are due on demand. As of September 30, 2015 and March 31, 2015, the Chief Executive Officer was owed $44,088 and $18,429, respectively.

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

In September 2017 the Company's then President and sole Director, Ralph M. Amato delivered to the Company an aggregate of 66,550,660 shares of the Company's Common Stock and the same were returned to the Company as treasury stock. These shares had been originally issued to the Company's founder, Harshawardham Shetty.  All of the shares were subsequently cancelled. Mr. Amato also resigned as an officer and director and elected Mr. Ilksen Yesilada as the Company's sole officer and director.  The Company subsequently issued 100,000,000 shares of the Company's Common Stock to persons associated with Mr. Ilksen Yesilada.

On October 17, 2017, the Company amended its  articles of incorporation to decrease the Company's authorized shares of common stock to 500,000,000 and authorized 10,000,000 shares of preferred stock.

On October 17, 2017, the Company changed its fiscal year to a December 31st year end.

The Company has evaluated events subsequent to the filing date and has determined that no events, other than those disclosed above, have occurred that would materially affect the consolidated financial statements above.

ITEM 1A  RISK FACTORS

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

2. One Corporate Officer& Employees.  We have only one corporate officer but we do have employees in our wholly-owned subsidiary that is domiciled in India.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

During the three months ended September 30, 2015, we recognized revenues of $0 compared to $0 during the three months ended September 30, 2014. Revenues during fiscal 2015 and 2014, consist primarily of educational services/products related to training for young learners and young adults which was launched during fiscal 2011. During the three months ended September 30, 2015, we recognized a cost of sales of $0 resulting in gross profit of $0; compared to cost of sales of $0 and gross profit of $0 during the same period in 2014.

During the three months ended September 30, 2015, we incurred operational expenses of $13,369 compared to $37,884 during the three months ended September 30, 2014. The $24,515 decrease was the result of changes to our professional and general administrative costs due to our continued focus in managing these costs.

For the Six Months Ended September 30, 2015 Compared to the Six Months Ended September 30, 2014

During the six months ended September 30, 2015, we recognized revenues of $0 compared to $3,766 during the six months ended September 30, 2014. The decrease of $3,766 was the result of decreased revenues from our book resale and services business and the deferral of revenues during the current quarter.  Revenues during fiscal 2015 and 2014, consist primarily of educational services/products related to training for young learners and young adults which was launched during fiscal 2011. During the six months ended September 30, 2015, we recognized a cost of sales of $0 resulting in gross profit of $0; compared to cost of sales of $0 and gross profit of $3,766 during the same period in 2014.  The decrease in revenues in the current period was a result of decreased revenue from our book resale and services business as we have moved our primary to focus to the annual English Olympiad.

During the six months ended September 30, 2015, we incurred operational expenses of $46,496 compared to $84,306 during the six months ended September 30, 2014. The $37,810 decrease was the result of changes to our professional and general administrative costs due to our continued focus in managing these costs.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, we have total current assets of $50,051, consisting of cash and deferred cost of sales.  At September 30, 2015, we have total liabilities of $355,832 and a working capital deficit of $305,781.

During the six months ended September 30, 2015, cash used in operating activities was $7,438 which included the net loss of $46,496 and changes in operating assets and liabilities of $39,058. During the six months ended September 30, 2014, cash provided by operating activities was $29,433 which included the net loss of $80,540 and changes in operating assets and liabilities of $109,973. The increase in cash used in operations was due to the decrease in deposits received in connection with the resale of books. In the prior year, we resold a significant amount of books to end users. The timing of these sales is performed on an as needed basis.

During the six months ended September 30, 2015 and 2014, we did not use or receive any funds from investment activities.

During the six months ended September 30, 2015 and 2014, we received $25,659 and $5,695 in net advances from a related party, respectively, in which were used to fund operations. We expect the related party to advance additional monies on an as needed basis.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended December 31, 2014.  Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of September 30, 2015. Management believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

·	Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions. The individual is also responsible for financial and regulatory reporting.

This material weakness was first identified by our Chief Executive and Principal Accounting Officer during the year ended March 31, 2010.  This weakness continues to exist as of September 30, 2015 due to the small size of the Company. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A.  RISK FACTORS

NONE.

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