Form 10-K
period 2016-03-31
GIFA, INC.
filed 2018-07-27
CIK 1445883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10-K
_________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 2016

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

Registrant's telephone number, including area code: (619) 497-2555

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  past 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2)  has  been  subject  to the  filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [ ]     No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of  July 27, 2018 there were 160,931,844 shares of the registrant's common stock issued and outstanding.

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

PART I

ITEM 1.  BUSINESS

General

The following is a summary of some of the information contained in this document.  Unless the context requires otherwise, references in this document to "we," "us," "our," "GIFA," or the "Company" are references to GIFA, Inc. (formerly Firefish, Inc.), a Nevada corporation
Overview & 2017 Matters:  Actions of September and October 2017 & Change of Control

We were originally incorporated in the State of Nevada on April 29, 2008 under the name Firefish, Inc.

On September 26, 2017 the Company's then President and sole Director, Ralph M. Amato delivered to the Company an aggregate of 66,550,660 shares of the Company's Common Stock and the same were returned to the Company as treasury stock.

These shares had been originally issued to the Company's founder, Harshawardhan Shetty, M.B.A. who had resigned previously. All of the shares were subsequently cancelled and became treasury stock and Mr. Amato also resigned as an officer and director and elected Mr. Ilksen Yesilada as the Company's sole officer and director.

Following the election of Mr. Yesilada as a Director of the Company, Mr. Yesilada elected Yusuf Kisa to serve as a Director of the Company and the Company's Board of Directors elected Mr. Ilksen Yesilada as Chief Executive Officer and Treasurer, Mr. Yusuf Kisa as President, Ms. Hulya Sonmez as Secretary and Mr. William M. Aul as Assistant Secretary. The Company also issued an aggregate 100,000,000 shares of common stock to persons associated with Mr. Ilksen Yesilada pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "1933 Act") and Regulation S as promulgated by the Securities and Exchange Commission thereunder.  All of the 100,000,000 shares were issued with a restricted securities legend and the Company did not pay or incur any fees or commissions to any third party in connection with the issuance of these shares.  All of the shares were issued for services rendered and valued at $0.001 par value.

On October 17, 2017 the Company amended its Articles of Incorporation to change the Company's name from Firefish, Inc. to GIFA, Inc. (the "Amendment"). The Amendment also reduced the Company's authorized Common Stock to 500,000,000 and it authorized an aggregate of 10,000,000 shares of the Company's Preferred Stock.  And in the case of the Preferred Stock, the Amendment provided that the Company's Board of Directors may designate and issue, without obtaining the approval of the Company's common stockholders, one or more series of the Company's Preferred Stock each with such rights and privileges as the Company's Board of Directors determines.

As a result of the foregoing, the Company has undergone a change of control as more fully set forth herein.

The Company also moved its offices to 1660 Hotel Circle North, Suite 207, San Diego, California 92108 at which its telephone number is 619-497-2555.  The office is provided to the Company on a rent free basis.

Under the terms of the agreement with Mr. Amato, the Company has agreed to undertake the planned divestiture of the Company's wholly-owned subsidiary (domiciled in India) in which the Company conducts its current business (the "Subsidiary") and the planned divestiture is to be undertaken via a sale of the Subsidiary to Mr. Shetty (the "Divestiture") in connection with an exchange and forgiveness of certain debt owed by the Company to Mr. Shetty so that the Divestiture will be immediately preceded by the Company's planned acquisition of certain shares of the common stock of GIFA Holding Limited, a corporation domiciled in the Turkish Republic of Northern Cyprus (the "Acquisition"). Both the planned Divestiture and the planned Acquisition are subject to certain additional anticipated actions and agreements and the precise terms and conditions upon which each of these transactions are to be completed is not known at this time. We cannot assure you that we will successfully complete the Divestiture, the Acquisition, or both of them.

In connection with the planned Divestiture, we are also obligated to timely file a Form 8-K with the Securities and Exchange Commission reporting on the resignation of Mr. Amato and Mr. Shetty and also the election of the Company's officers and Directors as successors.

See Part II., Item 9B below.

Overview of Current Business Operations

Currently, and prior to the anticipated closing of the planned Divestiture and the planned Acquisition, we offer mobile and internet marketing services to retailers. We also offer educational services to young learners and young adults. On an annual basis, in January and February we host an English, Math and Science competency competition referred to as the Primary Olympiad. Both our services are currently offered only in India. In India our offices are located at 76/F Kamgar Nagar, Kurla (East), Mumbai 400024.

We were originally started by an Indian engineer and our founder, CEO Harshawardhan Shetty, M.B.A., to offer social networking services and ancillary offerings to the 18-24 year old, lower-middle class demographic.

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

Under our existing business, our current revenues are chiefly derived from text message advertising services to retailers, competition entry fees for English, Math and Science competency competitions and consulting fees for English language training/certification services.

In our existing business and for our text message advertising services, we have built a website, a mobile advertising platform that enables retailers to manage their advertising campaigns to our highly segmented database of consumers. While our database was seeded with users from our social networking community, we have since then significantly increased the size of our database via acquisition of users through events and purchased databases.

Our English, Math and Science competency competition referred to as the Primary Olympiad is an annual program and competition for young learners. We have built a website for the Primary Olympiad – http://www.primaryolympiad.com. The examination is held annually in January and February.

Industry Background – Existing Business

In general and parallel to the growth of the social networking industry and its associated internet advertising revenues, the mobile advertising industry has also seen rapid growth in the last five (5) years. This rapid growth is a result of greater and greater numbers of people owning smart phones such as iPhones and Android phones. These users then tend to use applications on their smart phones which in turn carry mobile advertising. While, one of the applications that smart phone users use is social networking applications, typically, smart phone users use many different applications from many different application creators on their phone.

Google Admob and Apple's iAd platform serve as marketplaces to connect advertisers to application creators. Consumers that download the applications are then shown the advertisement.

In connection with our existing business and specifically in India, the number of smart phones is quite low but the number of feature phones exceeds 700 million units. In feature phones, advertising content appears as a text message. The mobile advertising industry in India is expected to grow from its current size of $5 million to over $400 million by 2015 driven both by tremendous mobile phone penetration and the growth of the organized retail industry. While in the US, Admob and iAd offer retailers a systematic mechanism to reach consumers, there is not such mechanism for retailers trying to reach the large feature phone text message consumer.

GIFA Overview -- Existing Operations and Business

Currently our existing mobile advertising services to retailers we have developed an online platform. This platform allows retailers to log into their account, choose a consumer segment to send their advertising message to selecting age, gender, location and income levels, compose the advertising message to send, personalize the message via addressing the consumer by name, and schedule the message for later delivery. Retailers can also pay online. In addition, retailers can also call us to fully manage their advertising campaign. While our database of users on the mobile advertising platform was seeded by our users from social networking services, we have significantly grown the size of our database via user acquisition events and database purchases.

Our existing business involving training/certification/competition services consist of (1) the Primary Olympiad (http://www.primaryolympiad.com) an annual English, Math and Science competency program and competition for young learners with the examination being conducted in January and February each year (2) Spoken English classes (3) English certification programs in partnership with non-governmental agencies and state governments.

Competition on Existing Business

Our existing business does not fit into one single industry. +Our competition for our existing business comes from the mobile advertising industry and from the K-12 education services industry, both of which are rapidly growing. As a result, the number and sophistication of competitors are also rapidly growing.  We hope to distinguish ourselves from these competitors by the combination of services we offer, the high quality of our websites and technology, and our focus on our core demographic.

AdMob, incorporated in 2006, is one of the world's largest mobile advertising companies offering advertising solutions for many mobile platforms, including Android, iOS, webOS, Flash Lite, Windows Phone 7 and all standard mobile web browsers. In November 2009 it was acquired by Google for $750 million. It serves more than 40 billion mobile banner and text ads per month across mobile Web sites and handset applications.

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

Competition with  our existing services also comes from those providing education services to K-12 schools in India, specifically those conducting school competitions and those providing school-based assessments.

Intellectual Property – Existing Business

We have not filed for any patent and/or copyright protection for our existing websites, proprietary technologies and/or planned products. For our existing business, we intend to rely on trade secret protection and/or confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite certain precautions taken by us, it may be possible for third parties to obtain and use our intellectual property that we use in our existing business without authorization. This risk may be increased due to the lack of any patent and/or copyright protection.  If any of our existing proprietary rights used in our existing business are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. Management will from time to time determine whether applying for patent and copyright protection is appropriate for us. We have no guarantee that, if filed, any applications for our existing business will be granted or, if awarded, whether they will offer us any meaningful protection from other companies in our business. Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to awards for damages.

For our existing business, we cannot be certain that our existing websites and our proprietary technologies will not infringe upon patents, copyrights or other intellectual property rights held by third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be able to be aware of potentially conflicting claims that they make. For our existing business we may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim.

Government Regulation – Existing Business

Our existing business, websites and our proprietary technologies may be subject to increasing regulation of content, consumer privacy, distribution and online hosting and delivery in the key territories in which we desire to conduct business. If we do not successfully respond to these regulations, our business may suffer. Legislation is continually being introduced that may affect both the content of proprietary technologies and their distribution.  For example, data and consumer protection laws in the United States and Europe impose various restrictions on web sites. Those rules vary by territory although the Internet recognizes no geographical boundaries. Any one or more of these factors could harm our business by limiting the proposed features we plan on incorporating into the website and proprietary technologies, by limiting the size of the potential market for our products, and by requiring costly additional differentiation in the website and proprietary technologies for different territories to address varying regulations.

Internet Websites –Existing Business

With respect to our existing business, we have secured the rights to the internet domain names www.firefish.in, and www.primaryolympiad.com.

Planned Divestiture and Planned Acquisition

As a result of the September and October 2017 Actions, we anticipate that we will enter into an agreement for the planned Divestiture of our existing business (as conducted by our Subsidiary domiciled in India) with the Subsidiary to be sold and transferred to our founder Mr. Harshawardhan Shetty generally in exchange for his forgiveness of certain debts owed to him by the Company. While the specific terms of the planned Divestiture have not yet been determined we do anticipate that the planned Divestiture will be undertaken in conjunction with our planned acquisition of the capital stock of GIFA Holding Limited, a corporation domiciled in the Turkish Republic of Northern Cyprus (the "Acquisition"). We cannot assure you that we will successfully complete the Divestiture, the Acquisition, or both of them.

Both the planned Divestiture and the planned Acquisition are transactions that clearly result in a significant change in our business, operations, cash flow, and profitability.  We anticipate that if we are successful in our negotiations we will focus our managerial and financial resources in completing the planned Acquisition and the conduct of the business of GIFA Holding, Limited. In all of these matters we cannot assure you that we will be successful in implementing any business plans or strategies that will allow us to achieve any improvement or increase in our sales revenues, cash flow, or profitability or if we do achieve any such improvement or increase, that we can maintain that improvement or increase in the future.  We are subject to many risks and uncertainties including but not limited to the risks associated with acquiring a new business and the risks of operating a small business.

Employees

During the 2016 fiscal year ending March 31, 2016 we had no other employees other than our sole officer and director, Harshawardhan Shetty. Historically, we have relied on skilled consultants and third party work. Until we complete the planned Divestiture, we intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. We may also hire an in-house software development team.

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

Risks Related to the Ownership of the Company's Stock

1. Limited History & Limited Revenues & Continuing Losses; Risk of Loss & Insolvency.  In our existing business, we have a history of limited revenues and we have incurred losses. In that context and as a result of the change in control of the Company resulting from the September and October 2017 Actions (summarized in Item 1 above) and depending on the terms of the planned Divestiture and the planned Acquisition and the understandings that we reach with the parties to these anticipated agreements, we generally face all of the risks inherent in an early-stage business Thus and while we have a history of losses, there can be no assurance that we will ever achieve profitability and positive cash flow. While we believe that our business strategies are sound, there can be no assurance that our business will generate profits and positive cash flow or if we generate profits and positive cash flow, that it can be sustained. Investors should be aware that they may lose all or substantially all of their investment since our Common Stock must be considered a "HIGH RISK" security suitable only for those persons who can accept a high level of risk and the losses that accompany such high risks.

2. Current Status of the Company's Common Stock - Matter of "Skull and Crossbones" & Apparent Irregular Trading Activity. Following the Company's filing of its Form 15 with the Commission on April 17, 2017, the Company's status as a "registrant" under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "1934 Act") was terminated,.  As a result the Company was not obligated to timely file quarterly reports on Form 10-Q, annual reports on Form 10-K,, and current event reports on Form 8-K with the Securities and Exchange Commission. Following this action and as an additional cost-saving measure, the Company did not file reports with OTC Markets  that would have allowed the Company's shareholders to have access to timely disclosure of the Company's affairs to aid them and the market generally to understand and evaluate the Company and the risks and merits of the Company's Common Stock. However, after the September and October, 2017 Actions, the Company later discovered that unknown third parties conducted what appeared to be massive and entirely irregular trading  activity in the Company's Common Stock in such volumes and on an unprecedented daily basis. These third party activities were not reasonably expected or anticipated, Upon review, the Company does not know who or why these trading levels were undertaken and what caused such irregular trading activity. In every way, the Company's officers and directors have since September 26, 2017 taken every reasonable precaution to protect all material non-public information to prevent any unauthorized disclosure of such information in any manner that would not adhere to accepted best practices and the obligations imposed on officers and directors and others by our state and federal securities laws and particularly under the 1934 Act with respect to all material corporate information.  Nonetheless, the Company is aware that OTC Markets has imposed a "skull and crossbones" moniker  on the OTC Markets website where the Company's information is given. It is the Company's intention to adhere to the highest ethical practices with respect to meeting its obligations to provide the market with accurate and complete information regarding its affairs and do so on a timely basis consistent with good corporate governance and the faithful adherence to our state and federal securities laws.

3. Corporate Officers & Employees.  During the 2016 fiscal year ending March 31, 2016, we had only one corporate officer but we did have employees in our wholly-owned subsidiary that is domiciled in India.  For these and other reasons, the purchase of our Common Stock should only be undertaken by persons who can afford the total loss of their investment. However, as a result of the 2017 Actions (as set forth in Item 1 above) and as of October 8, 2017, we have two Directors and four officers.

4. Risks Associated with Planned Divestiture and Planned Acquisition. As a result of the September and October 2017 Actions, we anticipate that we will enter into an agreement for the planned Divestiture our existing business (as conducted by our Subsidiary domiciled in India) with the Subsidiary to be sold and transferred to our founder Mr. Harshawardhan Shetty generally in exchange for his forgiveness of certain debts owed to him by the Company. While the specific terms of the planned Divestiture have not yet been determined we do anticipate that the planned Divestiture will be undertaken in conjunction with our planned acquisition of the capital stock of GIFA Holding Limited, a corporation domiciled in the Turkish Republic of Northern Cyprus (the "Acquisition"). We cannot assure you that we will successfully complete the Divestiture, the Acquisition, or both of them. Further, we obtained only limited advice from an independent third party with respect to the planned Divestiture, the planned Acquisition and both of them.  We may later incur unanticipated and protracted financial costs and losses as a result of these transactions.

5. Auditor's Opinion: Going Concern. In the context of our existing business and without evaluating the impact of the planned Divestiture and the planned Acquisition (set forth in Item 1 above) our independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

6. Limited Financial Resources, Change of Control Events in 2017 & Likely Need for Additional Financing.  As of March 31, 2016, our current financial resources were minimal.  As noted  in Item 1 and in Part II, Item 9B in this Form 10-K (above) in September 2017 our then existing officer and director, Ralph M. Amato resigned and elected Mr. Ilksen Yesilada to serve as the Company's sole officer and director. Mr. Harshawardhan Shetty, our founder had previously resigned and all of the 66,550,660 shares originally issued to Mr. Shetty were returned to the Company as treasury stock and cancelled.  Mr. Yesilada also elected Mr. Yusuf Kisa as a Director and as President and two other officers on October 8, 2017. We also anticipate that if negotiations are successful and if circumstances allow,  we will undertake the planned sale and divestiture of our existing Subsidiary to Mr. Shetty (the "Divestiture") and undertake a planned acquisition of GIFA Holding, Limited (the "Acquisition"). The specific terms of the planned Divestiture and the specific terms of the planned Acquisition have not been established but we do anticipate completing these transactions in the near future subject to further agreement of the relevant parties. Further, neither the planned Divestiture nor the planned Acquisition have been evaluated by any independent third parties. While we have not yet completed our assessments, we do anticipate that we will likely need to obtain additional financing from the sale of our Common Stock, debt, or some combination thereof in order to undertake further business plans in light of the planned divestiture of our existing business and the acquisition of GIFA Holding Limited that we plan to acquire. Our ability to operate as a going concern may be  contingent upon our receipt of additional financing through private placements or by loans. We anticipate that we will require significant additional funds in the future if we are successful in marketing our products and services. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to our Board of Directors. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares; or (iii) both. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that we will be able to obtain additional financing, or if we are successful, that we will be able to do so on terms that are reasonable in light of current market conditions.

7. Limited and Sporadic Trading Market for Common Stock.  Our Common Stock trades on the OTC Market on a limited and sporadic basis and there can be no assurance that a liquid trading market for our Common Stock will develop and, if it does develop, that it can be sustained.

8. Development Stage Company.  In our existing business and in the business that we anticipate that we will acquire as a result of the planned Acquisition, we face all of the risks inherent in a small company. There is no information at this time upon which to base an assumption that our plans will either materialize or prove successful. Our present business plans and strategies have been developed by the corporate officers and directors that were appointed in October 2017. Further, planned Divestiture and the planned Acquisition have not been evaluated by any independent third party.  There can be no assurance that any of our business plans and strategies will generate sales revenues that will result in any profits or positive cash flow. Investors should be aware that they may lose all or substantially all of their investment.

9. Lack of Dividends & No Likelihood of Dividends. In our existing business we have not historically paid dividends and do not contemplate paying dividends in the foreseeable future from our existing business.  Since we anticipate undertaking the planned Divestiture of our existing business and undertaking the planned Acquisition, we have no basis to project that we will pay any dividends  in the future.

10. No Ability to Control.Any person who acquires our Common Stock will have no real ability to influence or control the Company or otherwise have any ability to elect any person to our Board of Directors. Our officers, directors, and certain other persons currently control the Company and there is no likelihood that any person who acquires our Common Stock will have any real ability to influence or control the Company in any meaningful way.

11. Impact of "blank check" Preferred Stock.  In October 2017 we amended our Articles of Incorporation to change the Company's name from Firefish, Inc. to GIFA, Inc. (the "Amendment"). The Amendment also reduced the Company's authorized Common Stock to 500,000,000 and it authorized an aggregate of 10,000,000 shares of the Company's Preferred Stock.  And in the case of the Preferred Stock, the Amendment provided that the Company's Board of Directors may, without obtaining the approval or consent of the Company's common stockholders, designate and issue one or more series of the Company's Preferred Stock with each such series to have such rights and privileges as the Company's Board of Directors determines.  As a result, the Company's Board of Directors has significant control over the Company and can issue shares of the Company's Preferred Stock that can severely limit the rights of the Company's Common Stockholders.

12. Possible Rule 144 Stock Sales. Many of our shares of our outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration.  Any person who acquires our common stock in any private placement should carefully review Rule 144 since any potential public resale may be limited and current broker-dealer and clearing firm requirements may make any re-sale of our common stock difficult at best.

13.  Uncertainties Associated with and Resulting from the Planned Divestiture and the Planned Acquisition.  We entered into an agreement with our founder, Mr. Shetty wherein we are to generally undertake the planned Divestiture of our existing business as conducted by our Subsidiary domiciled in India in exchange for the forgiveness of certain debt owed by the Company to Mr. Shetty. We also have plans to acquire the capital stock of GIFA Holding, Limited, a corporation domiciled in the Turkish Republic of Northern Cyprus (the "Acquisition").  In both instances the terms and conditions of the planned Divestiture and the planned Acquisition have not been precisely determined and the exact terms of the agreements associated with each transaction that we anticipate executing will be subject to further clarification and negotiation.  While we anticipate that our negotiations will be successful, the extent of the resulting impact on our Company is not known at this time. For these and other reasons, any person who acquires our Common Stock should be prepared to accept the total loss on their investment.

14. Risks of Low Priced Stocks.  Currently, our common stock is not trading in any continuous and liquid trading market and it is traded only on the OTC Market. As a result and due to the absence of a continuous and liquid trading market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.  In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities.  Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES
We do not own any property, real or otherwise.  Our principal office is located at 1660 Hotel Circle North, Suite 207, San Diego, California 92108 at which our telephone number is 619-497-2555.

We currently lease office space in Mumbai, India under a one year renewable lease. Monthly payments are approximately $600.

Currently, we do not have any investments or interests in any real estate. During the fiscal year ending March 31, 2016, we did not invest in real estate mortgages, nor did we invest in any securities of, or interests in persons engaged in real estate activities.

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

Quarter Ended	Low Price	High Price
June 30, 2014	$0.0017	$0.0040
September 30, 2014	$0.0016	$0.0030
December 31, 2014	$0.0013	$0.0024
March 31, 2015	$0.0011	$0.0021
June 30, 2015	$0.0000	$0.0000
September 30, 2015	$0.0000	$0.0000
December 31, 2015	$0.0000	$0.0000
March 31, 2016	$0.0000	$0.0000

Holders

There are approximately 45 holders of record of GIFA's common stock as of  June 1, 2018.

Transfer Agent

Our transfer agent is Pacific Stock Transfer of  6725 Via Austi Parkway, Suite 300,  Las Vegas, NV 89119.

Dividend Policy

Holders of  our common stock are entitled to receive such dividends as may be declared by the Company's board of directors.  The Company has not declared or paid any dividends on the Company's common shares and it does not have any present plan to declaring any dividends in the near future.  The Company currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities

None during the 2015 and 2016 fiscal years.

ITEM 6.  SELECTED FINANCIAL DATA

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

The independent registered public accounting firm's report on the Company's consolidated financial statements as of March 31, 2016, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS – EXISTING BUSINESS

We were incorporated in Nevada in April 2008 under the name Firefish, Inc.  In October 2017 we amended our Articles of Incorporation to change the Company's name to GIFA, Inc.

While we have plans to sell and divest our existing business to our founder, Harshawardhan Shetty (as more fully set forth in Item 1 above)  we are an early stage company and have had limited business operations. We have concentrated our efforts on developing a business plan, creating our websites and proprietary technologies and launching small scale operations. Those activities included, but were not limited to, securing initial capital in order to fund our operations.

While we have historically generated sustained revenue streams from intended operations, the Company during the fiscal year ending March 31, 2016  has had limited liquidity, and historically it has not had yet have enough revenues sufficient to cover operating costs over an extended period of time.  In that context and as stated in Item 1 (above) we plan to sell and divest our existing business to Mr. Shetty (the "Divestiture"), our founder and past President and contemporaneously undertake a planned acquisition of GIFA Holding Limited (the "Acquisition").

However the terms of the planned Divestiture and the planned Acquisition have not yet been determined and we cannot assure you that we will successfully complete both transactions and if we do complete both of them successfully, that our financial condition will be enhanced. With these uncertainties we may need substantial additional capital to support our proposed operations.  At present we have committed source for additional capital at this time but we anticipate exploring available sources of capital as soon as we better understand the terms of the planned Divestiture and the planned Acquisition.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised when needed, we may not be able to carry out our business plan, and could fail in business as a result of these uncertainties.

PLAN OF OPERATIONS – PLANNED ACQUISITION

We have only conducted a limited review and evaluation of the planned Acquisition.  We anticipate that we will complete further review of GIFA Holding, Limited as we proceed and assuming that the planned Acquisition I successfully completed and on reasonable terms.

RESULTS OF OPERATIONS

For the Year Ended March 31, 2016 Compared to the Year Ended March 31, 2015

During the year ended March 31, 2016, we recognized revenues of $98,439, compared to revenues of $144,305 from our operational activities during the year ended March 31, 2015.  The decrease in sales of $45,866 or 32% was a result of lower revenues from our book resale and training and customization services compared to the previous year. However, that decrease was in part made up by increased revenues from our school competition the Primary Olympiad, which will continue to be our primary focus going forward.

Costs of sales decreased to $36,685 during the year ended March 31, 2016 from $56,473 during the year ended March 31, 2015, a decrease of $19,788 or 35%. This is due to the reduced revenues from the book resale and training and customization business and also due to a change in the nature of contracts received for book resale and training and customization where larger proportions of training and customization, resulted in increase in the use of contract labor.

During the year ended March 31, 2016, we incurred general and administrative expenses of $76,147 compared to general and administrative expenses of $90,424 during the year ended March 31, 2015, a decrease of $14,277 or 16%.  The decrease in general and administrative expense was directly related to the Company's emphasis on reducing costs related to administrative labor and travel and entertainment. In the context of the planned Divestiture and the planned Acquisition, we are not able to project our expenses in the future.

LIQUIDITY

At March 31, 2016, the Company had total current assets of $48,429, consisting of $1,812 in cash and $47,017 in accounts receivable. At March 31, 2015, the Company had total current assets of $25,141, consisting of $6,737 in cash, $18,404 in accounts receivable.

During the year ended March 31, 2016, the Company used cash of $11,515 in its operational activities consisting of net income of $21,982 and changes in operating accounts of ($33,497). During the year ended March 31, 2015, the Company used cash of $9,522 in its operational activities consisting of a net loss of $62,592 and changes in operating accounts of $53,070.  The differences between the years presented consists primarily of a significant receivable from a foundation as of March 31, 2016 for which is a one-time project.

During the year ended March 31, 2016, the Company received $4,958 from its financing activities compared to $15,353 during the year ended March 31, 2015. The funds received in fiscal 2016 included $4,958 from related party advances. The funds received in fiscal 2015 included $5,893 from related party advances and $9,460 from contributed capital from a shareholder . The Company used the proceeds received to fund operations and to pay off short term convertible debt.

Short Term.

On a short-term basis, the Company has not generated revenues sufficient to cover operations.  Based on prior history, and depending upon the impact of the planned Divestiture and the planned Acquisition, the Company may  continue to have insufficient revenue to satisfy current and recurring costs as it continues its small scale operations.. For short term needs and without considering the impact of the planned Divestiture and the planned Acquisition, for our existing business we will likely be dependent on receipt, if any, of proceeds from financing activities.

Capital Resources

On October 17, 2018 the Company amended its Articles of Incorporation (the "Amendment") so that as amended, the Company changed its name to GIFA, Inc. and reduced the amount of authorized Common Stock to 500,000,000 shares (par value $0.001) and authorized 10,000,0000 shares of Preferred Stock (par value $0.001).  Under the terms of the Amendment, the Company's Board of Directors has the authority to designate and issue shares of the Company's Preferred Stock in one or more series each with such rights and privileges as the Board of Directors determines and without requiring the Board of Directors to obtain any consent or approval from the Company's  Common Stockholders.

Need for Additional Financing

With respect to the fiscal year ending March 31, 2016 and without examining the effect of the September and October 2017 Actions (as set forth in Item 1 above), we  do not have capital sufficient to meet  our cash needs.
During the fiscal year ending March 31, 2016 we received no commitments to provide additional funds.  Accordingly, there can be no assurance that any additional funds will be available to us to allow us  to cover our expenses as they may be incurred.

Historically we have needed substantial additional capital to support  our proposed operations in our existing business.  We have had a short history of generating revenues.  At the present time we have no committed source for any funds.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, and could fail in business as a result of these uncertainties.

There is no assurance that we will achieve additional monies or financing will be available in the future or, if available, will be at favorable terms.  In the event that the Company is unable to raise funds through the sale of its shares, the Company will have substantially less funds available to engage in its operational activities.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of GIFA, Inc. and subsidiary for the years ended March 31, 2016 and 2015 begin on page F-1 at the end of the document.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2016 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended March 31, 2016. The Company believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

•	Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions. The individual is also responsible for financial and regulatory reporting.

This material weakness was first identified by our Chief Executive and Principal Accounting Officer during the year ended March 31, 2010.  This weakness continues to exist as of the March 31, 2016 due to the small size of the Company. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

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

There was no change in the Company's internal control over financial reporting that occurred during the fiscal year ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Change of Control of the Company  (Item 5.01)

On September 26, 2017 the Company's then President and sole Director, Ralph M. Amato delivered to the Company an aggregate of 66,550,660 shares of the Company's Common Stock and the same were returned to the Company as treasury stock.

These shares had been originally issued to the Company's founder and President and sole Director, Harshawardhan Shetty, M.B.A. who had resigned previously. All of the shares were subsequently cancelled. Mr. Amato also resigned as an officer and director and elected Mr. Ilksen Yesilada as the Company's sole officer and director.

Following the election of Mr. Yesilada as a Director of the Company, Mr. Yesilada elected Yusuf Kisa to serve as a Director of the Company and the Company's Board of Directors elected Mr. Ilksen Yesilada as Chief Executive Officer and Treasurer, Mr. Yusuf Kisa as President, Ms. Hulya Sonmez as Secretary and Mr. William M. Aul as Assistant Secretary and the Company's Board of Directors also approved the issuance of an aggregate of 100,000,000 shares of the Company's Common Stock for services rendered and at a value of $001 per share.  All of the shares were issued with a restricted securities legend and in accordance with the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "1933 Act') and in accordance with the exemption provided by Regulation S thereunder. The Company issued the shares without incurring or paying any fees or commissions to any third party.  Of the 100,000,000 shares that were issued, 90,000,000 shares were issued to Mr. Yesilada.

As a result of the foregoing and the transactions set forth above, the Company is controlled by Mr. Ilksen Yesilada.Amendment to Articles of Incorporation  (Item 5.03)

On October 17, 2017 the Company amended its Articles of Incorporation to change the Company's name from Firefish, Inc. to GIFA, Inc. (the "Amendment") as a result of resolutions adopted and approved by: (i) the Company's Board of Directors; and (ii) by the holders of a majority of the Company's outstanding common stock.

The Amendment also reduced the Company's authorized Common Stock to 500,000,000 and it authorized an aggregate of 10,000,000 shares of the Company's Preferred Stock.  And in the case of the Preferred Stock, the Amendment provided that the Company's Board of Directors may designate and issue, without obtaining the approval of the Company's common stockholders, one or more series of the Company's Preferred Stock each with such rights and privileges as the Company's Board of Directors determines.  No shares of the Company's Preferred Stock have been issued as of this date.

Matter of Resignations of Directors  (Item 5.02)

The resignation of Mr. Ralph M. Amato as the Company's President, Treasurer, Secretary and the Company's sole Director on September 26, 2017 was not the result or product of any disagreement between Mr. Amato and the Company or relating to the Company's operations, policies or practices.

Similarly, the prior resignation of Mr. Harshawardhan Shetty as the Company's President, Treasurer, Secretary, and the Company's sole Director was not the result or product of any disagreement between Mr. Shetty and the Company or relating to the Company's operations, policies or practices.

Issuance of Unregistered Equity Securities  (Item 3.02)

Following the election of Mr. Yesilada, the Company issued an aggregate 100,000,000 shares of common stock of which 90,000,000 shares were issued to Mr. Ilksen Yesilada and 10,000,000 shares of common stock were issued to certain persons associated with Mr. Ilksen Yesilada and with whom he had a pre-existing personal relationship.

All of the 100,000,000 shares of the common stock that were issued were issued pursuant to the exemption  provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "1933 Act") and Regulation S as promulgated by the Securities and Exchange Commission thereunder. Each stock certificate representing a part of the 100,000,000 shares was issued with a restricted securities legend in accordance with the requirements of the 1933 Act.

All of the 100,000,000 shares were issued at par value of $0.001 per share for services rendered.  The Company did not receive any proceeds from the issuance of any of the 100,000,000 shares of its Common Stock.  Further, no commissions or fees were paid to any third party. Further the Company did not utilize or obtain the services of any FINRA-registered broker-dealer or other person in connection with the issuance of the 100,000,000 shares.

As a result of the foregoing, the Company has undergone a change of control.

In connection with the foregoing, the Company also moved its offices to 1660 Hotel Circle North, Suite 207, San Diego, California 92108 at which its telephone number is 619-497-2555.  The office is provided to the Company on a rent free basis.

Regulation FD Disclosure (Item 7.01)

With the resignation of  Mr. Harshawardhan Shetty, the Company's founder and the election of Mr. Ralph M. Amato and his subsequent resignation and election of Mr. Ilksen Yesilada together with: (i) the return and cancellation of 66,550,660 shares of the Company's Common Stock (which became treasury stock) and the subsequent issuance of an aggregate of 100,000,000 shares of the Company's common stock (which includes the issuance of 90,000,000 shares of the Company's common stock  to Mr. Ilksen Yesilada), the Company has undertaken actions that have resulted in a change of control.

Other Events (Item 8.01)

The following are "Forward-Looking Statements."

As part of the resignation of Mr. Ralph M. Amato and Mr. Harshawardhan Shetty and subject to successful completion of negotiations and certain corporate matters, the Company intends to undertake the planned divestiture of the Company's existing  subsidiary that is domiciled in India (the "Subsidiary") by way of the sale and transfer of the Subsidiary to Mr. Harshawardhan Shetty in exchange for the cancellation of an existing promissory note issued to Mr. Shetty and the cancellation of all other indebtedness of the Company to Mr. Shetty (the "Divestiture").  In that connection and as currently planned, the Company anticipates that if its negotiations are successful, the Company will acquire a controlling interest in GIFA Holding Limited, a corporation domiciled in the Turkish Republic of Northern Cyprus (the "Acquisition").

The Company cannot guarantee that the negotiations involving the Divestiture , the Acquisition, or both of them will be successful or, if they are successful, that the terms and conditions of these anticipated transactions will be identical to the descriptions set forth above.

Further and following the planned Divestiture and the planned Acquisition, the Company has agreed to file the Form 8-K with the Securities and Exchange Commission further disclosing the resignation of Mr. Amato and Mr. Shetty  together with the  election of their successors as the Company's officers and directors and setting forth the terms of the planned Divestiture and the planned Acquisition.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as GIFA, Inc. directors or executive officers, including their ages as of March 31, 2016.

Name	Age	Position

Harshawardhan Shetty	41	President, Chief Executive Officer, Principal Financial and Accounting Officer and Director

Term of Office

Our Directors are appointed for an initial term of one year or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board or the Shareholders of the Company. We may have staggered terms when the number of directors increases to seven or more.

Significant Employees

As of March 31, 2016 we had one significant employee: Harshawardhan Shetty, who served during our fiscal year of 2016 as our President and CEO. We had a written employment agreement with Mr. Shetty.

On September 26, 2017, Mr. Ralph M. Amato resigned as an officer and Director of the Company and appointed Mr. Ilksen Yesilada as an officer and Director.

See Item 9B herein.

Biographical Information

Harshawardhan Shetty, Sole Officer and Director from  2008 to September 26, 2017

During the fiscal year ending March 31, 2016,Mr. Shetty served as the sole officer and director of GIFA, Inc. (formerly known as Firefish, Inc.).  Prior to his founding of Firefish, Inc. in April of 2008, Mr. Shetty was employed as an Investment Banker in the Media and Telecommunications franchise of Citigroup Global Markets in New York, NY from August 2007 until May of 2008.  From August 2005 until May 2007, Mr. Shetty was a student at the Tuck Business School at Dartmouth, where he received his MBA.  Prior to attending Tuck, Mr. Shetty was employed as a manager in strategy and business development at a large Indian based NGO, Pratham, based in Mumbai India, where he served from December of 2003 until June of 2005.  Mr. Shetty was also previously employed at i2 Technologies, based in Dallas, Texas, in consulting and business development and at Infosys, in Bangalore, India, as a computer programmer.  Mr. Shetty has a bachelor of technology degree in Mechanical Engineering from IIT Madras and a Master of Science degree in Mechanical Engineering from the University of Maryland, College Park.

Number of Directors. Prior to the Actions of September and October 2017, our board of directors consisted  of one person. Our bylaws provide that the board of directors may consist of such number of directors as determined by the Board of Directors from time to time.

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

 ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended March 31, 2016 and 2015. The table sets forth this information for GIFA Inc., including salary, bonus, and certain other compensation to the Board members and named executive officers for the past two fiscal years and includes all Board Members and Officers as of March 31, 2016.
SUMMARY EXECUTIVES COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Harshawardhan Shetty, President, CEO	2016	$0	0	0	0	0	0	0	$0
and Principal Financial & Accounting Officer (1)	2015	$60,000	0	0	0	0	0	0	$60,000

(1)	The Company has entered into an Employment Agreement with Harshawardhan Shetty dated November 12, 2008.

On November 12, 2008, Mr. Shetty entered into an Employment Agreement with the Company.  The Employment Agreement provides that Mr. Shetty may receive a monthly salary of $5,000 through March 31, 2015.   The Employment Agreement provides that our sole executive officer is eligible to participate in our equity incentive plans and other employee benefit programs, if any.  However, there can be no assurance that we will adopt such plans.

Mr. Shetty's employment is "at will" and therefore his Employment Agreement does not have a date of termination.  Mr. Shetty's employment can be terminated with or without cause.  As Mr. Shetty is the sole director and officer of the Company and as such the terms of his employment agreement have not been negotiated with or approved by a disinterested third party.

As of March 31, 2016 and 2015, Harshawardhan Shetty was due $248,985 and $248,985, in connection with his accrued salary, respectively.

All of the above information is as of March 31, 2016.  As stated elsewhere, Mr. Ralph M. Amato resigned as an officer and Director of the Company on September 26, 2017 and previously the Company accepted the resignation of Harshawardan Shetty, M.B.A., the Company's founder. Mr. Amato then elected Mr. Ilksen Yesilada a Director of the Company.

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

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended March 31, 2016:(2)

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Harshawardhan Shetty (1)	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	Mr. Shetty was the sole officer of Firefish, Inc. and pursuant to the terms of his employment agreement, received a salary of $0 during the year ended March 31, 2016.
(2)	On September 26, 2017, Mr. Ralph M. Amato resigned and simulataneously elected Mr. Ilksen Yesilada as a Director of the Company and on October 8, 2017, Mr. Yusuf Kisa was elected a Director.

All of the Company's officers and/or directors will continue to be active in other companies.  All officers and directors have retained the right to conduct their own independent business interests.

EQUITY COMPENSATION PLAN INFORMATION

The Company has not established an equity compensation plan or Incentive Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of GIFA, Inc. outstanding common stock by:

•	each person who is known by the Company to be the beneficial owner of five percent (5%) or more of the Company's common stock;

•	All of the Company's directors and executive officers as a group.

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
The information below is based on the number of shares of the Company's common stock that the Company believes was beneficially owned by each person or entity as of March 31, 2016.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner*	Percent of Class (1)
Common shares	Harshawardhan Shetty, President, CEO and Principal Financial & Accounting Officer & Director	66,550,660	52.20%

Common shares	All Directors and Executive Officers as a Group (1 person)	66,550,660	52.20%

(1)
At June 30, 2015, the Company had 127,482,504 shares of its common stock issued and outstanding.  The 66,550,660 shares of the Company's Common Stock originally issued to Mr. Shetty were returned to the Company and deemed treasury stock and cancelled in September 2017.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officers and Directors

WE do not own any property, real or otherwise. Our principal offices are located 1660 Hotel Circle North, Suite 2078, San Diego, California 92108.  This office is provided to us rent free.
We lease office space in Mumbai, India under a one year renewable lease.. Monthly payments are approximately $600.

On November 12, 2008, Mr. Shetty entered into an Employment Agreement with the Company.  The Employment Agreement provides that Mr. Shetty may receive a monthly salary of $5,000 through March 31, 2015, which he had begun to draw as of August 1, 2008.   The Employment Agreement provides that our sole executive officer is eligible to participate in our equity incentive plans and other employee benefit programs, if any.  However, there can be no assurance that we will adopt such plans.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the years ended March 31, 2016 and 2015 by their Independent Registered Public Accounting Firms.

	Year Ended March 31,
	2016	2015
Audit Fees	$24,294	$26,474
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$24,294	$26,474

All audit work was performed by the auditors' full time employees.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

(a)	Audited consolidated financial statements for years ended March 31, 2016 and 2015

Exhibit Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

4.1	Specimen Common Stock Certificate*

4.2	Subscription Agreement between the Company and Genesis Venture Fund India I, LP on June 30, 2008*

5.1	Opinion of Soma Law Group, LLC.*

10.1	Employment Agreement between the Company and Harshawardhan Shetty on November 12, 2008*

10.2	Form of Common Stock Subscription Agreement between the Company and Investors dated June 20, 2008*

10.3	Services Agreement between the Company, Zoma Ventures, LLC and Genesis Venture Fund India I, LP dated June 30, 2008*

31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act**

32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act**

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*Previously Filed
** Filed herewith

GIFA, INC.
Consolidated Financial Statements for the Years Ended March 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of GIFA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GIFA, Inc. (formerly Firefish, Inc., the "Company") as of March 31, 2016 and 2015, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company's auditor since 2015.
Lakewood, CO
July 27, 2018

GIFA, INC. AND SUBSIDIARY (FORMERLY KNOWN AS FIREFISH, INC.)
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash	$1,812	$6,737
Accounts receivable	47,017	18,404

TOTAL CURRENT ASSETS	48,829	25,141

TOTAL ASSETS	$48,829	$25,141

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,877	$18,761
Accrued salary - related party	248,985	248,985
Advances - related party	23,387	18,429

TOTAL CURRENT LIABILITIES	286,249	286,175

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 127,482,504 shares issued and outstanding at March 31, 2016 and 2015	127,483	127,483
Additional paid-in capital	427,889	427,889
Accumulated other comprehensive loss	(2,847)	(4,479)
Accumulated deficit	(789,945)	(811,927)

TOTAL STOCKHOLDERS' DEFICIT	(237,420)	(261,034)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$48,829	$25,141
The accompanying notes are an integral part of these consolidated financial statements.

GIFA, INC. AND SUBSIDIARY (FORMERLY KNOWN AS FIREFISH, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	March 31,
	2016	2015

REVENUES	$98,439	$144,305
COST OF REVENUES	36,685	56,473
GROSS MARGIN	61,754	87,832

OPERATING EXPENSES:
General and administrative	76,147	90,424
General and administrative - related party	-	60,000
TOTAL OPERATING EXPENSES	76,147	150,424

LOSS FROM OPERATIONS	(14,393)	(62,592)

OTHER INCOME:
Other income	(36,375)	-

TOTAL OTHER INCOME	(36,375)	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	21,982	(62,592)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	21,982	(62,592)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment income	1,632	478

COMPREHENSIVE INCOME (LOSS)	$23,614	$(62,114)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	127,482,504	127,482,504

GIFA, INC. AND SUBSIDIARY (FORMERLY KNOWN AS FIREFISH, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit

Balance as of March 31, 2014	127,482,504	$127,483	$418,429	$(4,957)	$(749,335)	$(208,380)

Contributed Capital from Shareholder	-	-	9,460	-	-	9,460
Cumulative Translation Adjustment	-	-	-	478	-	478
Net Loss	-	-	-	-	(62,592)	(62,592)
Balance as of March 31, 2015	127,482,504	127,483	427,889	(4,479)	(811,927)	(261,034)

Cumulative Translation Adjustment	-	-	-	1,632	-	1,632
Net Income	-	-	-	-	21,982	21,982
Balance as of March 31, 2016	127,482,504	$127,483	$427,889	$(2,847)	$(789,945)	$(237,420)

The accompanying notes are an integral part of these consolidated financial statements.

GIFA, INC. AND SUBSIDIARY (FORMERLY KNOWN AS FIREFISH, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31,
	2016	2015

OPERATING ACTIVITIES
Net income (loss)	$21,982	$(62,592)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(28,613)	(8,910)
Prepaids and other current assets	-	2,444
Accounts payable and accrued expenses	(4,884)	(464)
Accounts payable and accrued expenses - related party	-	60,000
NET CASH USED IN OPERATING ACTIVITIES	(11,515)	(9,522)

FINANCING ACTIVITIES
Net advances from related party	4,958	5,893
Contributed capital from shareholder	-	9,460
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,958	15,353

FOREIGN CURRENCY EFFECT ON CASH	1,632	478

NET INCREASE (DECREASE) IN CASH	(4,925)	6,309

CASH - Beginning of year	6,737	428

CASH - End of year	$1,812	$6,737

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GIFA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business and Operations

GIFA, Inc. and Subsidiary (formerly known as Firefish, Inc.) (the "Company") was incorporated in the State of Nevada on April 29, 2008 ("Inception").  On October 17, 2017 the Company's Articles of Incorporation were amended to change the Company's name to GIFA, Inc. The Company's primary operations are in India.

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

As of March 31, 2016, all deferred revenues and costs related to our annual English Olympiad which took place in January and February 2016, have been recognized.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, as of March 31, 2016 has incurred cumulative net losses of $789,745 since inception and has a working capital deficit of $237,420.  The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  These factors cause substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

GIFA, INC. AND SUBSIDIARY
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

As of March 31, 2016 and 2015, the Company' s cash was considered a level 1 instrument. The Company does not have any level 2 and 3 instruments.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Firefish Networks Private Limited, an entity formed under the laws of the nation of India. All significant intercompany transactions have been eliminated in the consolidation.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no common stock equivalents as of March 31, 2016 and 2015.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses.  It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of March 31, 2016 and 2015, there have been no such charges.

GIFA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Revenue Recognition

The Company recognizes revenues from (1) consulting, educational and text message marketing services and (2) sponsored competition entry fees when (a) persuasive evidence that an agreement exists; (b) the products or services has been delivered or completed; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured. Revenues from consulting, educational and marketing services are generally recognized when the services have been performed as long as the other criteria have been met. Revenues from educational sponsored events, such as our English Olympiad, are recognized when the event has taken place. Revenues from the resale of educational materials are recognized when shipped to the customer and all other tests of revenue recognition disclosed above are met. As of March 31, 2016 and 2015, we have no deferred revenues or costs related to our annual English Olympiad as our competition took place in January and February and all previously deferred revenues and costs were recognized.

  Comprehensive Income (Loss)

  The Company recorded other comprehensive income (loss) for the years ended March 31, 2016 and 2015 of $1,632 and $478, respectively, as the result of currency translation adjustments.

Derivative Financial Instruments

The provisions of ASC 815 - "Derivatives and Hedging" applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined ASC 815 and to any freestanding financial instruments that are potentially settled in an entity's own common stock. The guidance impacts the Company's consolidated financial statements and position due to embedded conversion feature on a note payable in which the conversion price resets at current market prices.

Convertible Debt

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature ("BCF").  A BCF is recorded by the Company as a debt discount.   In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred.

Income Taxes

The Company follows ASC Accounting Standards Codification ("ASC") 740, Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

GIFA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  Current and deferred tax benefit (provision) was the following for the year ended March 31, 2016 and 2015:

	March 31,
	2016	2015

Income tax benefit (expense) at statutory rate	$8,573	$(24,411)
Valuation allowance	(8,573)	24,411
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	March 31,
	2016	2015

Net operating loss	$104,657	$113,230
Accrued liabilities	97,104	97,104
Valuation allowance	(201,761)	(210,334)
Net deferred tax asset	$-	-

During the years ended March 31, 2016 and 2015, the valuation allowance increased (decreased) by ($8,573) and $24,411, respectively.  At March 31, 2016, the Company had approximately $334,000 of federal and state gross net operating losses available. The net operating loss carry forward, if not utilized, will begin to expire in 2032 for federal purposes and 2022 for state purposes.

The difference between the U.S. federal statutory rate and the actual rate is due to a full valuation allowance.

Based on the available objective evidence, including the Company's limited operating history and current liabilities in excess of assets, management believes it is more likely than not that the net deferred tax assets at March 31, 2016 and 2015, will not be fully realizable. Due to the uncertainty surrounding realization of the deferred tax asset, the Company has provided a full valuation allowance against its net deferred tax assets at March 31, 2016 and 2015.

The Company files income tax returns in the Indian jurisdiction only. Income tax returns filed for fiscal years 2013 and earlier are not subject to examination by U.S. federal state tax authorities. Income tax returns for fiscal years 2013 through 2016 remain open to examination by tax authorities in India. The Company believes that it has made adequate provisions for all income tax uncertainties pertaining to these open tax years.

GIFA, INC. AND SUBSIDIARY
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

Stock-based Compensation

As of March 31, 2016, the Company has not issued any share-based payments to its employees or third-party consultants. The Company will account for stock options issued to employees and consultants under ASC 718 Compensation-Stock Compensation. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.

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

Concentration of Risks

During the year ended March 31, 2016, two customers accounted for 77% and 23% of accounts receivable. During the year ended March 31, 2015, one customer accounted for 34.4% of revenues and one customer accounted for 100% of accounts receivable. Management believes the loss of these customers would have a material impact on the Company's financial position, results of operations, and cash flows.

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

GIFA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements—Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Management is still in the process of assessing the impact of ASU 2014-15 on the Company's consolidated financial statements.

3.    Stockholders' Deficit

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

4.    Related Party Transactions

The Company has an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes through March 31, 2015. As of March 31, 2016 and 2015, included within accounts payable and accrued expenses - related parties is accrued salary and payroll taxes due under the agreement of $248,985 and $248,985, respectively.

In addition, from time to time the Company's Chief Executive Officer makes payments in connection with the Company's operations. These advances do not incur interest and are due on demand. As of March 31, 2016 and 2015, the Chief Executive Officer was owed $23,387 and $18,429, respectively.

5.    Commitments

During the year ended March 31, 2016, the Company entered into an agreement with an unrelated party to receive up to $100,000 in exchange for information related to a project the Company is to conduct. Total amounts recorded as of March 31, 2016 under this contract were $36,374 for which 100% is within accounts receivable on the accompanying financial statements. As of December 31, 2016, all amount related to this agreement have been paid. The Company recorded the transaction as other income as the services weren't within their core business.

6.    Subsequent Events

In September 2017 the Company's then President and sole Director, Ralph M. Amato delivered to the Company an aggregate of 66,550,660 shares of the Company's Common Stock and the same were returned to the Company as treasury stock. These shares had been originally issued to the Company's founder, Harshawardhan Shetty.  All of the shares were subsequently cancelled and deemed treasury stock. Mr. Amato also resigned as an officer and director and elected Mr. Ilksen Yesilada as the Company's sole officer and director.

Subsequently the Company issued 100,000,000 shares of its common stock to persons associated with Mr. Ilksen Yesilada.

As of date of this filing, the Company has 160,931,844 shares of common stock issued and outstanding. The Company is still determining the accounting impact of this transaction.

On October 17, 2017, the Company amended its Articles of Incorporation to change the Company's name to GIFA, Inc. and to reduce the authorized Common Stock to 500,000,000 shares (par value $0.001) and authorize 10,000,000 shares of the Company's Preferred Stock (par value $0.001).

On October 17, 2017, the Company changed to a December 31st year end.

With the exception for the September and October 2017 Actions (as set forth in Item 1 above), the Company has evaluated events subsequent to the filing date and has determined that no events, other than those disclosed above, have occurred that would materially affect the consolidated financial statements above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIFA, INC.

Dated: July 27, 2018
By:	/s/ Harshawardhan Shetty
Harshawardhan Shetty, President, CEO and Principal Financial & Accounting Officer & Director