Form 10-Q
period 2016-06-30
GIFA, INC.
filed 2018-07-27
CIK 1445883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer[ ]	Smaller reporting company [ ]
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

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Consolidated Financial Statements of GIFA, Inc. and subsidiary

Consolidated Balance Sheets as of June 30, 2016 and March 31, 2016 (Unaudited)	F-1

Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2016 and 2015 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015 (Unaudited)	F-3

Notes to the Consolidated Financial Statements (Unaudited)	F-4

GIFA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	March 31,
	2016	2016

ASSETS

CURRENT ASSETS
Cash	$19,023	$1,812
Accounts receivable	20,595	47,017
Deferred cost of sales	976	-

TOTAL CURRENT ASSETS	40,594	48,829

TOTAL ASSETS	$40,594	$48,829

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$28,909	$13,877
Accrued expenses - related party	248,985	248,985
Advances - related party	18,743	23,387
Deferred revenue	3,751	-

TOTAL CURRENT LIABILITIES	300,388	286,249

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 127,482,504 shares issued and outstanding at June 30, 2016 and March 31, 2016	127,483	127,483
Additional paid-in capital	427,889	427,889
Accumulated other comprehensive loss	(3,323)	(2,847)
Accumulated deficit	(811,843)	(789,945)

TOTAL STOCKHOLDERS' DEFICIT	(259,794)	(237,420)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$40,594	$48,829

The accompanying notes are an integral part of these consolidated financial statements.

GIFA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended
	June 30,
	2016	2015

REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES:
General and administrative	50,803	33,127

TOTAL OPERATING EXPENSES	50,803	33,127

LOSS FROM OPERATIONS	(50,803)	(33,127)

OTHER INCOME:
Other income	(28,905)	-

TOTAL OTHER INCOME	(28,905)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(21,898)	(33,127)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(21,898)	(33,127)

OTHER COMPREHENSIVE INCOME (EXPENSE)
Foreign currency translation adjustment income (loss)	(476)	1,741

COMPREHENSIVE LOSS	$(22,374)	$(31,386)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	127,482,504	127,482,504

The accompanying notes are an integral part of these consolidated financial statements.

GIFA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	June 30,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(21,898)	$(33,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	26,422	18,404
Deferred cost of sales	(976)	(1,250)
Accounts payable and accrued expenses	15,032	(15,622)
Deferred revenue	3,751	3,821
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	22,331	(27,774)

FINANCING ACTIVITIES
Net advances from (repayments to) related party	(4,644)	25,101
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,644)	25,101

FOREIGN CURRENCY EFFECT ON CASH	(476)	1,741

NET INCREASE (DECREASE) IN CASH	17,211	(932)

CASH - Beginning of period	1,812	6,737

CASH - End of period	$19,023	$5,805

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GIFA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.    Nature of Business and Operations

GIFA, Inc. and Subsidiary (the "Company") was incorporated in the State of Nevada on April 29, 2008 ("Inception") under the name of Firefish, Inc.  The Company's primary operations are in India and are conducted by our wholly-owned subsidiary domiciled in India and are conducted by our wholly-owned subsidiary, domiciled in India.

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

As of June 30, 2016, we have deferred all revenues and costs related to our annual English Olympiad as our competition will not take place until January and February 2017, at which time the revenues and expenses will be recognized. At March 31, 2016, all previously deferred revenues and costs were recognized.

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

2.    Summary of Significant Accounting Policies

Unaudited Financial Information

The accompanying consolidated balance sheets, statements of operations and comprehensive loss, stockholders' deficit, cash flows and notes to consolidated financial statements are unaudited. The financial information has been prepared under the supervision of management and in their opinion reflects all normal and recurring adjustments necessary for fair representation. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of the Company as of and for the year ended March 31, 2016. The results of operations for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year.

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars ("USD") using the accrual basis of accounting.  Outlined below are those policies considered particularly significant.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, as of June 30, 2016 has incurred cumulative net losses of $811,843 since inception and has a working capital deficit of $259,794. The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time. These factors cause substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

As of June 30, 2016 and March 31, 2016, the Company' s cash was considered a level 1 instrument. The Company does not have any level 2 and 3 instruments.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Firefish Networks Private Limited, an entity formed under the laws of the nation of India. All significant intercompany transactions have been eliminated in the consolidation.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no common stock equivalents as of June 30, 2016 and 2015.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses.  It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of June 30, 2016 and March 31, 2016, there have been no such charges.

Revenue Recognition

The Company recognizes revenues from (1) consulting, educational and text message marketing services and (2) sponsored competition entry fees when (a) persuasive evidence that an agreement exists; (b) the products or services has been delivered or completed; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured. Revenues from consulting, educational and marketing services are generally recognized when the services have been performed as long as the other criteria have been met. Revenues from educational sponsored events, such as our English Olympiad, are recognized when the event has taken place. Revenues from the resale of educational materials are recognized when shipped to the customer and all other tests of revenue recognition disclosed above are met. As of June 30, 2016 and March 31, 2016, we have deferred revenues of $3,751 and $0, respectively, and costs of $976 and $0, respectively, related to our annual English Olympiad as our competition will take place in January and February which is when all previously deferred revenues and costs will be recognized.

Comprehensive Income (Loss)

The Company recorded other comprehensive income (loss) for the three months ended June 30, 2016 and 2015 of ($476) and $1,741, respectively, as the result of currency translation adjustments.

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

3.    Related Party Transactions

The Company had an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes through March 31, 2015. As of June 30, 2016 and March 31, 2016, included within accounts payable and accrued expenses - related parties is accrued salary and payroll taxes due under the agreement of $248,985 and $248,985, respectively.

In addition, from time to time the Company's Chief Executive Officer makes payments in connection with the Company's operations. These advances do not incur interest and are due on demand. As of June 30, 2016 and March 31, 2016, the Chief Executive Officer was owed $18,743 and $23,387, respectively.

4.    Research Contract

During the year ended March 31, 2016, the Company entered into an agreement with an unrelated party to receive up to $100,000 in exchange for information related to a project the Company was conducting. The Company recorded the transaction as other income as the services weren't within their core business. Other income was recognized over the period to which the services were performed. As of June 30, 2016, the Company had accounts receivable from this third party of $20,595 for which was subsequently paid.

5.    Subsequent Events

On September 26, 2017, the Company's then President and sole Director, Ralph M. Amato delivered to the Company an aggregate of 66,550,660 shares of the Company's Common Stock and the same were returned to the Company as treasury stock and were subsequently cancelled. These shares had been originally issued to the Company's founder, Harshawardham Shetty.  Mr. Amato also resigned as an officer and director and elected Mr. Ilksen Yesilada as the Company's sole officer and director.

Subsequently, the Company issued 100,000,000 shares of common stock to persons associated with Mr. Ilksen Yesilada. As of date of this filing, the Company has 160,931,844 shares of common stock issued and outstanding. The Company is still determining the accounting impact of this transaction.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING ESTIMATES, PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS.  IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "ESTIMATED," "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING,  BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY AND ITS PLANS OR INTENTIONS, ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS.  NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED.  ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-K, INCLUDING, BUT NOT LIMITED TO "RISK FACTORS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY  HAS LIMITED ASSETS AND OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, AND THE LEGAL UNCERTAINTIES THAT DIRECTLY AND INDIRECTLY IMPACT DEVELOPMENT-STAGE COMPANIES.  ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS.  WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

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

The Company's independent registered public accounting firm's report on the Company's financial statements as of March 31, 2016 included a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

MATTER OF 2017 AMENDMENT TO ARTICLES OF INCORPORATION

In October 2017, we amended our Articles of Incorporation to change the Company's name from Firefish, Inc. to GIFA, Inc.  The Amendment followed a change in control of the Company. For further information, see our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

During the three months ended June 30, 2016, we recognized revenues of $0 compared to $0 during the three months ended June 30, 2015. Revenues during fiscal 2016 and 2015, consist primarily of educational services/products related to training for young learners and young adults which was launched during fiscal 2011. During the three months ended June 30, 2016, we recognized a cost of sales of $0 resulting in gross profit of $0; compared to cost of sales of $0 and gross profit of $0 during the same period in 2015.

During the three months ended June 30, 2016, we incurred operational expenses of $50,803 compared to $33,127 during the three months ended June 30, 2015. The $17,676 increase was the result of an increase in subcontractor services directly related to services performed an agreement with an unrelated party to receive up to $100,000 in exchange for information related to a project the Company is to conduct.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2016, we have total current assets of $40,594, consisting of cash, accounts receivable and deferred cost of sales.  At June 30, 2016, we have total liabilities of $300,388 and a working capital deficit of $259,794.

During the three months ended June 30, 2016, cash provided by operating activities was $22,331 which included the net loss of $21,898 and changes in operating assets and liabilities of $44,229. During the three months ended June 30, 2015, cash used in operating activities was $27,774 which included the net loss of $33,127 and changes in operating assets and liabilities of $5,353. The decrease in cash used in operations was due to the one time project the Company is currently performing.

During the three months ended June 30, 2016 and 2015, we did not use or receive any funds from investment activities.

During the three months ended June 30, 2016 and 2015, we received (paid) ($4,644) and $25,101 in net advances from a related party, respectively, in which were used to fund operations. We expect to continue to pay back the monies.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended December 31, 2014.  Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of June 30, 2016. Management believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

·	Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions. The individual is also responsible for financial and regulatory reporting.

This material weakness was first identified by our Chief Executive and Principal Accounting Officer during the year ended March 31, 2010.  This weakness continues to exist as of June 30, 2016 due to the small size of the Company. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE.

ITEM 1A.  RISK FACTORS

See above.

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

As a result of the foregoing and the transactions set forth above, the Company is controlled by Mr. Ilksen Yesilada.

Amendment to Articles of Incorporation  (Item 5.03)

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

Similarly, the resignation of Mr. Harshawardhan Shetty as the Company's President, Treasurer, Secretary, and the Company's sole Director was not the result or product of any disagreement between Mr. Shetty and the Company or relating to the Company's operations, policies or practices.

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

Other Events (Item 8.01)

The following are "Forward-Looking Statements."

Under the terms of the agreement with Mr. Amato, the Company has agreed to undertake the planned divestiture of the Company's wholly-owned subsidiary (domiciled in India) in which the Company conducts its current business (the "Subsidiary") and the planned divestiture is to be undertaken via a sale of the Subsidiary to Mr. Shetty (the "Divestiture") in connection with an exchange and forgiveness of certain debt owed by the Company to Mr. Shetty so that the Divestiture will be immediately preceded by the Company's planned acquisition of certain shares of the common stock of GIFA Holding, Limited, a corporation domiciled in the Turkish Republic of Northern Cyprus (the "Acquisition"). Both the planned Divestiture and the planned Acquisition are subject to certain additional anticipated actions and agreements and the precise terms and conditions upon which each of these transactions are to be completed is not known at this time. We cannot assure you that we will successfully complete the Divestiture, the Acquisition, or both of them.

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

GIFA, INC.
(Registrant)

Dated: July 27, 2018	By: /s/Harshawardhan Shetty
Harshawardhan Shetty
President, Chief Executive Officer and Principal
Accounting Officer