Form 10-Q
period 2016-12-31
GIFA, INC.
filed 2018-07-27
CIK 1445883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________

 [ X ]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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
Emerging growth company  [X}

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

PART I – FINANCIAL INFORMATION

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Consolidated Financial Statements of GIFA, Inc. and subsidiary

Consolidated Balance Sheets as of December 31, 2016 and March 31, 2016 (Unaudited)	F-1

Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended December 31, 2016 and 2015 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and 2015 (Unaudited)	F-3

Notes to the Consolidated Financial Statements (Unaudited)	F-4

GIFA, INC. AND SUBSIDIARY (FORMERLY KNOWN AS FIREFISH, INC.)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
	2016	2016

ASSETS

CURRENT ASSETS
Cash	$29,765	$1,812
Accounts receivable	-	47,017
Deferred cost of sales	49,817	-

TOTAL CURRENT ASSETS	79,582	48,829

TOTAL ASSETS	$79,582	$48,829

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,765	$13,877
Accrued expenses - related party	248,985	248,985
Advances - related party	20,874	23,387
Deferred revenue	78,155	-

TOTAL CURRENT LIABILITIES	361,779	286,249

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 127,482,504 shares issued and outstanding at December 31, 2016 and March 31, 2016	127,483	127,483
Additional paid-in capital	427,889	427,889
Accumulated other comprehensive loss	(2,662)	(2,847)
Accumulated deficit	(834,907)	(789,945)

TOTAL STOCKHOLDERS' DEFICIT	(282,197)	(237,420)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$79,582	$48,829

The accompanying notes are an integral part of these consolidated financial statements.

GIFA, INC. AND SUBSIDIARY (FORMERLY KNOWN AS FIREFISH, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES:
General and administrative	26,286	9,314	107,500	55,810

TOTAL OPERATING EXPENSES	26,286	9,314	107,500	55,810

LOSS FROM OPERATIONS	(26,286)	(9,314)	(107,500)	(55,810)

OTHER INCOME:
Other income	(7,779)	-	(62,538)	-

TOTAL OTHER INCOME	(7,779)	-	(62,538)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(18,507)	(9,314)	(44,962)	(55,810)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(26,286)	(9,314)	(44,962)	(55,810)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment income	(173)	36	185	1,785

COMPREHENSIVE LOSS	$(26,459)	$(9,278)	$(44,777)	$(54,025)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	127,482,504	127,482,504	127,482,504	127,482,504

The accompanying notes are an integral part of these consolidated financial statements.

GIFA, INC. AND SUBSIDIARY (FORMERLY KNOWN AS FIREFISH, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	December 31,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(44,962)	$(55,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	47,017	18,404
Deferred cost of sales	(49,817)	(35,211)
Accounts payable and accrued expenses	(112)	(16,774)
Deferred revenue	78,155	63,707
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	30,281	(25,684)

FINANCING ACTIVITIES
Net advances (payments) from related party	(2,513)	26,328
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,513)	26,328

FOREIGN CURRENCY EFFECT ON CASH	185	1,785

NET INCREASE IN CASH	27,953	2,429

CASH - Beginning of period	1,812	6,737

CASH - End of period	$29,765	$9,166

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GIFA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.  Nature of Business and Operations

GIFA, Inc. and Subsidiary (formerly known as Firefish, Inc.) (the "Company") was incorporated in the State of Nevada on April 29, 2008 ("Inception") under the name of Firefish, Inc.  The Company's primary operations are in India and are conducted by our wholly-owned subsidiary, domiciled in India.

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

As of December 31, 2016, we have deferred all revenues and costs related to our annual English Olympiad as our competition will not take place until January and February 2016, at which time the revenues and expenses will be recognized. At March 31, 2016, all previously deferred revenues and costs were recognized.

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

2.  Summary of Significant Accounting Policies

Unaudited Financial Information

The accompanying consolidated balance sheets, statements of operations and comprehensive loss, stockholders' deficit, cash flows and notes to consolidated financial statements are unaudited. The financial information has been prepared under the supervision of management and in their opinion reflects all normal and recurring adjustments necessary for fair representation. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of the Company as of and for the year ended March 31, 2016. The results of operations for the nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the full year.

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars ("USD") using the accrual basis of accounting.  Outlined below are those policies considered particularly significant.

GIFA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, as of December 31, 2016 has incurred cumulative net losses of $834,907 since inception and has a working capital deficit of $282,197. The Company currently has limited liquidity, and does not yet have enough revenues sufficient to cover operating costs over an extended period of time.  These factors cause substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

As of December 31, 2016 and March 31, 2016, the Company' s cash was considered a level 1 instrument. The Company does not have any level 2 and 3 instruments.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Firefish Networks Private Limited, an entity formed under the laws of the nation of India. All significant intercompany transactions have been eliminated in the consolidation.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no common stock equivalents as of December 31, 2016 and 2015.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses.  It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of December 31, 2016 and March 31, 2016, there have been no such charges.

Revenue Recognition

The Company recognizes revenues from (1) consulting, educational and text message marketing services and (2) sponsored competition entry fees when (a) persuasive evidence that an agreement exists; (b) the products or services has been delivered or completed; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured. Revenues from consulting, educational and marketing services are generally recognized when the services have been performed as long as the other criteria have been met. Revenues from educational sponsored events, such as our English Olympiad, are recognized when the event has taken place. Revenues from the resale of educational materials are recognized when shipped to the customer and all other tests of revenue recognition disclosed above are met. As of December 31, 2016 and March 31, 2016, we have deferred revenues of $78,155 and $0, respectively, and costs of $49,817 and $0, respectively, related to our annual English Olympiad as our competition will take place in January and February which is when all previously deferred revenues and costs will be recognized.

GIFA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Comprehensive Income (Loss)

The Company recorded other comprehensive income for the nine months ended December 31, 2016 and 2015 of $185 and $1,785, respectively, as the result of currency translation adjustments.

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

GIFA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

3.    Related Party Transactions

The Company had an at-will employment agreement with its Chief Executive Officer.  Under the terms of the agreement the Chief Executive Officer is paid a salary of $5,000 per month plus taxes through March 31, 2015. As of December 31, 2016 and March 31, 2016, included within accounts payable and accrued expenses - related parties is accrued salary and payroll taxes due under the agreement of $248,985 and $248,985, respectively.

In addition, from time to time the Company's Chief Executive Officer makes payments in connection with the Company's operations. These advances do not incur interest and are due on demand. As of December 31, 2016 and March 31, 2016, the Chief Executive Officer was owed $20,874 and $23,387, respectively.

4.    Research Contract

During the year ended March 31, 2016, the Company entered into an agreement with an unrelated party to receive up to $100,000 in exchange for information related to a project the Company was conducting. The Company recorded the transaction as other income as the services weren't within their core business. Other income was recognized over the period to which the services were performed. As of December 31, 2016, all monies have been paid.

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

MATTER OF 2017 AMENDMENT TO ARTICLES OF INCORPORATION

In October 2017 we amended our Articles of Incorporation to change the Company's name from Firefish, Inc. to GIFA, Inc.  The Amendment followed a change in control of the Company. For further information see our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

During the three months ended December 31, 2016, we recognized revenues of $0 compared to $0 during the three months ended December 31, 2015. Revenues during fiscal 2016 and 2015, consist primarily of educational services/products related to training for young learners and young adults which was launched during fiscal 2011. During the three months ended December 31, 2016, we recognized a cost of sales of $0 resulting in gross profit of $0; compared to cost of sales of $0 and gross profit of $0 during the same period in 2015.

During the three months ended December 31, 2016, we incurred operational expenses of $26,286 compared to $9,314 during the three months ended December 31, 2014. The $16,972 increase was the result of an increase in subcontractor services directly related to services performed an agreement with an unrelated party to receive up to $100,000 in exchange for information related to a project the Company is to conduct.

For the Nine Months Ended December 31, 2016 Compared to the Nine Months Ended December 31, 2015

During the nine months ended December 31, 2016, we recognized revenues of $0 compared to $0 during the nine months ended December 31, 2015. Revenues during fiscal 2016 and 2015, consist primarily of educational services/products related to training for young learners and young adults which was launched during fiscal 2011. During the nine months ended December 31, 2016, we recognized a cost of sales of $0 resulting in gross profit of $0; compared to cost of sales of $0 and gross profit of $0 during the same period in 2015.

During the nine months ended December 31, 2016, we incurred operational expenses of $107,500 compared to $55,810 during the nine months ended December 31, 2015. The $51,690 increase was the result of an increase in subcontractor services directly related to services performed an agreement with an unrelated party to receive up to $100,000 in exchange for information related to a project the Company is to conduct.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2016, we have total current assets of $79,582, consisting of cash and deferred cost of sales. At December 31, 2016, we have total liabilities of $361,779 and a working capital deficit of $282,197.

During the nine months ended December 31, 2016, cash provided by operating activities was $30,281 which included the net loss of $44,962 and changes in operating assets and liabilities of $75,243. During the nine months ended December 31, 2015, cash used in operating activities was $25,684 which included the net loss of $55,810 and changes in operating assets and liabilities of $30,126. The increase in cash provided by operations was due to the increase in income and decrease in accounts payable in the current year, which relate to income earned related to the Olympiad.

During the nine months ended December 31, 2016 and 2015, we did not use or receive any funds from investment activities.

During the nine months ended December 31, 2016 and 2015, we received (paid) ($2,513) and $26,328 in net advances from a related party, respectively, in which were used to fund operations. We expect to continue to pay back the monies.

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

3. Auditor's Opinion: Going Concern.  Our independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern. For these and other reasons, any person who purchases our Common Stock should be prepared to lose all of their investment.

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

Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less then $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting.  These criteria are more stringent than the proposed increased in NASDAQ's maintenance requirements.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended December 31, 2014.  Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of December 31, 2016. Management believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

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

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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